Form 10-Q
period 1996-03-31
SIRROM CAPITAL CORP
filed 1996-05-15
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1996

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________

                        Commission File Number: 0-25174


                           SIRROM CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          TENNESSEE                                     62-1583116
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

   500 CHURCH STREET, SUITE 200
       NASHVILLE, TENNESSEE                                37219
      (Address of Principal                             (Zip Code)
       Executive Offices)


                                 (615) 256-0701
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on May 15, 1995 was 9,153,836.

                              TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                                 Page Number
                                                                                                 -----------
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1995 and March 31, 1996. . . . . . . . . . . . . . . . . . .

Statements of Operations for the Three Months Ended March 31, 1995 and March 31, 1996. . . . .

Statements of Cash Flows for the Three Months Ended March 31, 1995 and March 31, 1996. . . . .

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Portfolio of Investments as of December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .

Portfolio of Investments as of March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Financial Condition, Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . .

Impact of Inflation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Risks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Portfolio Turnover . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . .

ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES


                           SIRROM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                          December 31,           March 31,
                                                                          ------------          ------------
                                                                              1995                  1996
ASSETS                                                                    ------------          ------------
                                                                                                (unaudited)
Investments, at fair value:
  Loans                                                                   $144,854,517          $166,936,281
  Equity Interests                                                        $ 15,912,467          $ 22,548,818
  Warrants                                                                $ 11,513,183          $ 11,198,843
                                                                          ------------          ------------
     Total Investments (cost of $162,466,881 and
      $188,430,081, respectively)                                         $172,280,167          $200,683,942


Cash and cash equivalents                                                 $    195,069          $     78,283
Interest receivable                                                       $  2,119,567          $  2,534,774
Accounts receivable                                                       $          0          $          0
Debenture costs (less accumulated amortization of
      $383,279 and $570,175, respectively)                                $  2,020,030          $  2,095,634
Furniture and equipment (less accumulated
    depreciation of $18,565 and $29,273, respectively)                    $    203,860          $    214,734
Other assets                                                              $    211,165          $    598,473
                                                                          ------------          ------------
     Total assets                                                         $177,029,858          $206,205,840
                                                                          ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Debentures payable to Small Business Administration                    $ 73,260,000          $ 83,260,000
   Revolving credit facility                                              $ 13,200,000          $ 24,916,000
   Interest payable                                                       $    936,818          $  1,281,333
   Accrued taxes payable                                                  $  1,073,525          $  2,310,268
   Accounts payable and accrued expenses                                  $    213,901          $     32,016
                                                                          ------------          ------------
       Total liabilities                                                  $ 88,684,244          $111,799,617
                                                                          ------------          ------------


Shareholders' Equity:
   Common stock                                                           $ 73,919,184          $ 73,919,184
   Notes receivable from employees                                        $ (1,980,000)         $ (1,980,000)
   Undistributed net realized earnings                                    $  6,593,144          $ 10,413,179
   Unrealized appreciation of investments                                 $  9,813,286          $ 12,053,860
                                                                          ------------          ------------
       Total shareholders' equity                                         $ 88,345,614          $ 94,406,223
                                                                          ------------          ------------
       Total liabilities and shareholders' equity                         $177,029,858          $206,205,840
                                                                          ============          ============



                      See notes to financial statements.

                          SIRROM CAPITAL CORPORATION

                           STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                                     Three                 Three
                                                                  months ended          months ended
                                                                    March 31,             March 31,
                                                                   ----------            ----------
                                                                      1995                  1996
                                                                   ----------            ----------
Operating Income:
  Interest on investments                                          $2,424,130            $4,862,463
  Loan processing fees                                             $  540,992            $  921,250
                                                                   ----------            ----------
      Total operating income                                       $2,965,122            $5,783,713
                                                                   ----------            ----------

Operating Expenses:
  Interest expense                                                 $  998,871            $1,789,982
  Salaries and benefits                                            $  451,643            $  739,020
  Other operating expenses                                         $  221,620            $  477,064
  State income tax on interest                                     $   51,661            $        0
  Amortization expense                                             $   30,009            $  188,397
                                                                   ----------            ----------
      Total operating expenses                                     $1,753,804            $3,194,463
                                                                   ----------            ----------

Net operating income                                               $1,211,318            $2,589,250

Realized gain (loss) on investments                                $   49,795            $5,756,489
Change in unrealized appreciation
    (depreciation) of investment                                   $1,602,920            $2,240,559
Provision for income taxes                                         $        0           ($2,134,960)
                                                                   ----------            ----------
Net increase in shareholders' equity
  resulting from operations                                        $2,864,033            $8,451,338
                                                                   ==========            ==========



                      See notes to financial statements.

                           SIRROM CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                         Three months          Three months
                                                                             ended                 ended
                                                                         March 31, 1995        March 31, 1996
                                                                         --------------         --------------
OPERATING ACTIVITIES:
Net increase in partners' capital and shareholders'
     equity resulting from operations                                     $  2,864,033          $  8,451,338
Adjustments to reconcile net increase to net cash provided
    by operating activities:
    Net unrealized (appreciation) depreciation of investments             $ (1,602,920)         $ (2,240,559)
    Realized (gain) loss on investments                                   $    (49,795)         $ (5,756,489)
    Amortization of debenture costs                                       $     28,509          $    186,897
    Increase in interest receivable                                       $   (169,440)         $   (415,185)
    Increase (decrease) in accounts payable and
       accrued expenses                                                   $    119,135          $   (181,886)
    Amortization of organization costs                                    $      1,500          $      1,500
    Depreciation of fixed assets                                          $      1,622          $     10,709
    (Increase) decrease in accounts receivable                            $   (587,400)         $          0
    Increase in accrued taxes payable                                     $   (441,804)         $  1,236,743
    Increase in interest payable                                          $    121,831          $    344,515
                                                                          ------------          ------------
        Net cash provided by operating activities                         $    285,271          $  1,637,583
                                                                          ------------          ------------
INVESTING ACTIVITIES:
    Proceeds from sale of investments                                     $  4,162,187          $ 12,506,905
    Investments originated or acquired                                    $(28,619,362)         $(32,714,000)
    Purchase of fixed assets                                              $    (45,976)         $    (21,237)
    Increase in other assets                                              $          0          $   (588,808)
                                                                          ------------          ------------
        Net cash used in investing activities                             $(24,503,151)         $(20,817,140)
                                                                          ------------          ------------

FINANCING ACTIVITIES:
    Proceeds from debentures payable to Small
        Business Administration                                           $          0          $ 10,000,000
    Proceeds from revolving credit facilities                             $  8,475,596          $ 29,703,000
    Repayment of credit facility borrowings                               $(10,820,847)         $(17,987,000)
    Increase in debenture costs                                           $    110,351          $   (262,500)
    Issuance of common stock                                              $ 26,508,058          $          0
    Payment of dividends                                                  $          0          $ (2,390,730)
    Distribution of capital gains                                         $          0          $          0
                                                                          ------------          ------------
        Net cash provided by financing activities                         $ 24,273,158          $ 19,062,770
                                                                          ------------          ------------

Increase (decrease) in cash and cash equivalents                          $     55,278          $   (116,786)
Cash and cash equivalents, beginning of period                            $    137,247          $    195,069
                                                                          ------------          ------------
Cash and cash equivalents, end of period                                  $    192,525          $     78,283
                                                                          ============          ============


Supplemental disclosures of cash flow information:
       Interest paid                                                      $    877,041          $  1,398,134
                                                                          ============          ============
       Taxes paid                                                         $    591,322          $    951,116
                                                                          ============          ============

                        NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

     Sirrom Capital Corporation (the "Company"), a Tennessee Corporation, was formed in November 1994 and Sirrom Capital, L.P. (the "Partnership") became a partnership under the laws of the State of Tennessee in November 1991. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies.

     The Company is a non-diversified, closed-end investment company, which has elected to be treated as a business development company under the Investment Company Act of 1940. The Company is also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958 (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. Under applicable SBA regulations, the Company is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act, as amended. Additionally, beginning in February 1995, the Company elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

     The Company's objectives are to achieve both a high level of current income from interest on loans and fees, as well as long-term growth in the value of its net assets through equity interests primarily in small, privately owned companies. The Company targets small businesses that meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations.

     Effective February 1, 1995, the partners of the Partnership transferred, in a tax free conversion, their partnership interests to the Company in exchange for the issuance of 5,050,116 shares of common stock of the Company. The common stock was received by each partner in proportion to the partner's percentage interest in the Partnership. As a result of this exchange, the Partnership was dissolved and liquidated, with all of the assets and liabilities of the Partnership (including the SBIC license which was obtained by the Partnership in May 1992) being thereby assigned and transferred to the Company. This transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Valuation of Investments

     Portfolio investments are stated at fair value as determined by the Board of Directors.

     Under the Company's valuation policy, the fair values of loans to small business concerns are based on the Board of Director's evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loan to maturity and realizing the face value of the loan. Fair value for loans normally corresponds to cost unless the borrower's condition or external factors lead to a determination of fair value at a lower amount.

     Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The Board of Directors also considers recent offers to purchase a portfolio company's securities when valuing warrants.

     The Company's investments in restricted stocks of public companies are valued at the bid quotation less a discount rate of 30%. Unrestricted public securities are valued at recently published market values.

     At March 31, 1996, the investment portfolio included investments totaling $192,409,978, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the difference could be material.

Realized and Unrealized Gain or Loss on Investments

     Realized gains or losses are recorded upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method. All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

Description of Loans Terms

     The loans to small business concerns included in investments bear interest at rates ranging from 4.00% to 14.00%. Interest is payable in monthly and quarterly installments over five years with the entire principal amounts due at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees.

Loan Processing Fees

     The Company recognizes loan processing fees as income when received.

Cash and Cash Equivalents

     The Company defines cash and cash equivalents as cash on hand, cash in interest bearing and non-interest bearing operating bank accounts and highly liquid investments such as time deposits with an original maturity of three months or less.

Debenture Costs

     Debenture costs are amortized over ten years which represents the term of the 11 SBA debentures, as discussed in Note 3.

Income Taxes

     Beginning in February 1995, the Company elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders.

     In order to maintain its RIC status, the Company must in general: a) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities b) derive less than 30% of its gross income from the sale or disposition of securities held for less than three months, c) meet investment diversification requirements defined by the Code and d) distribute to shareholders at least 90% of its net income (other than long-term capital gains).

     The Company currently intends to meet the RIC qualification in future years. Therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments.

3. DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of March 31, 1996, the Company had 11 debentures totaling $83,260,000 payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:


                 Date                           Amount
                 ----------------------------------------
                 2002                         $10,000,000
                 2003                          24,000,000
                 2004                          17,000,000
                 2005                          22,260,000
                 2006                          10,000,000
                                              -----------
                                              $83,260,000

     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the period ended March 31, 1996 totaled $1,317,441.

4. REVOLVING CREDIT FACILITY

     During December 1995, the Company entered into a new revolving credit facility with a bank, whereby it may borrow up to $50,000,000 at LIBOR plus 1.75% (7.19% at March 31, 1996). As of March 31, 1996, $24,916,000 was
outstanding.  This agreement expires on December 27, 1998.

     Interest expense related to the line of credit for the period ended March 31, 1996 was $472,541.

     The Company entered into an interest rate swap agreement that effectively converts the variable rate of $30,000,000 of borrowings on the revolving credit facility to a fixed rate of 8.15%. Under the agreement, the Company has exchanged the interest rate difference between the fixed and variable rates on incremental amounts of $3,000,000 a month beginning in April 1996.

5. INCOME TAXES

     For the period ended March 31, 1996, the statement of operations includes a provision for income taxes at a 35% rate for realized long-term capital gains not distributed to shareholders.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- - ------------------------------------------------  --------   --------   ------------   ------------
Affinity Fund, Inc..............................  06/29/98     12.50%   $  1,485,000   $  1,494,932
Affinity Fund, Inc..............................  03/10/00     14.00       1,000,000      1,000,000
Affinity Fund, Inc..............................  12/28/98     12.50         495,000        495,083
Alpha West Partners I, L.P......................  12/31/97     12.50         771,308        675,058
American Remedial Tech., Inc....................  03/26/00     13.50       1,485,000      1,487,500
American Remedial Tech., Inc....................  07/11/00     14.00         495,000        495,498
Amscot Holdings, Inc............................  05/26/00     14.00         800,000        800,000
Amscot Holdings, Inc............................  09/20/00     14.00         200,000        200,000
Ashe Industries, Inc............................  12/28/97     12.50         990,000        646,178
Ashe Industries, Inc............................  03/25/99     12.50         445,500        447,150
Ashe Industries, Inc............................  05/18/99     12.50         544,500        546,340
Ashe Industries, Inc............................  06/12/96     14.00         750,000        750,000
Ashe Industries, Inc............................  06/12/96     14.00         285,546        285,546
Associated Response Services, Inc...............  06/20/99     12.50       1,386,000      1,390,427
Associated Response Services, Inc...............  02/15/00     12.50         335,000        335,000
Associated Response Services, Inc...............  01/06/00     12.50         300,000        300,000
Assured Power, Inc..............................  10/01/00     13.50         700,000        700,000
B & N Company, Inc..............................  08/08/00     12.50       2,970,000      2,972,500
BankCard Services Corporation...................  01/21/98     13.00         297,000        298,800
BiTec Southeast, Inc............................  11/03/97     12.50         445,500        448,350
BiTec Southeast, Inc............................  11/30/98     12.50       1,188,000      1,193,000
BiTec Southeast, Inc............................  11/03/97     12.50         445,500        447,300
BiTec Southeast, Inc............................  08/01/99     13.50         521,321        521,321
C.J. Spirits, Inc...............................  05/01/97     13.50         750,171        455,546
Capital Network System, Inc.....................  11/30/98     12.50         990,000        994,342
Capital Network System, Inc.....................  01/18/99     12.50         990,000        994,008
Cardiac Control Systems, Inc....................  03/31/00     13.50       1,500,000      1,500,000
Carter Kaplan Holdings, L.L.C...................  06/22/00     14.00         594,000        594,300
CCS Technology Group, Inc.......................  05/01/97     13.00         990,000        997,288
CellCall, Inc...................................  11/04/97     12.75         990,000        996,345
CF Data Corp....................................  03/16/00     13.75       1,732,500      1,735,420
Champion Glove Mfg. Co., Inc....................  07/27/00     13.50       1,250,000      1,250,000
Clearidge, Inc..................................  09/29/99     13.00       2,000,000      2,000,000
Clearidge, Inc..................................  12/28/00     13.50         500,000        500,000
Colonial Investments, Inc.......................  10/16/00     13.75         800,000        800,000
Consumat Systems, Inc...........................  11/01/00     14.00         500,000        500,000
Consumer Credit Associates, Inc.................  12/06/00     13.50       2,000,000      2,000,000
Continental Diamond Cutting Co..................  10/28/99     13.00       1,500,000      1,500,000
Continental Diamond Cutting Co..................  12/28/99     13.00         200,000        200,000
Continental Diamond Cutting Co..................  05/31/96     14.00         300,000        300,000
Corporate Flight Mgmt., Inc.....................  12/04/97     12.50         346,500        348,645
Cougar Power Products, Inc......................  10/05/96     13.00         495,000        495,083
Cougar Power Products, Inc......................  10/05/96     13.00         495,000        497,003
Cougar Power Products, Inc......................  10/05/96     14.00         325,000        325,000
Dalcon International, Inc.......................  01/31/02     13.00         150,000        150,000
Dalcon International, Inc.......................  01/31/00     13.00         200,000        200,000

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- - ------------------------------------------------  --------   --------   ------------   ------------
Dalt's, Inc.....................................  04/28/01     13.50%   $  2,000,000   $  2,000,000
DentureCare, Inc................................  07/29/99     11.50         990,000        993,006
DentureCare, Inc................................  11/03/00     14.00         111,150        111,150
DentureCare, Inc................................  08/31/00     14.00         800,000        800,000
Eastern Food Group LLC..........................  08/30/00      8.00         500,000        500,000
Eastern Food Group LLC..........................  12/20/00      8.00         200,000        200,000
Educational Medical, Inc........................  03/31/00     14.00       2,200,000      2,200,000
Electronic Merchant Services....................  02/27/00     13.50       1,237,500      1,239,788
Electronic Merchant Services....................  12/31/95     14.00         242,450        242,450
Emerald Pointe Waterpark L.P....................  04/29/99     12.50         594,000        596,000
Emerald Pointe Waterpark L.P....................  03/09/00     13.50         400,000        400,000
Encore Orthopedics, Inc.........................  07/31/00     13.50       2,620,985      2,658,887
Express Shipping Centers, Inc...................  09/25/00     13.25       1,697,619      1,734,426
Factory Card Outlet Of America Ltd..............  11/15/00     12.50       3,670,917      3,682,317
Front Royal, Inc................................  10/01/99     13.00       1,550,000      1,550,000
Front Royal, Inc................................  12/27/99     13.00         675,000        675,000
Fycon Technologies, Inc.........................  05/16/00     10.00         350,000        350,000
Fycon Technologies, Inc.........................  08/30/00     14.00       1,000,000      1,000,000
Fycon Technologies, Inc.........................  12/17/00     14.00         100,000        100,000
Gates Communications, L.P.......................  12/31/98     12.50         990,000        994,175
Gitman and Company..............................  12/31/00     14.00       1,700,000      1,700,000
Global Finance and Leasing, Inc.................  01/03/00     13.00       1,500,000      1,500,000
Gold Medal Products, Inc........................  11/19/00     13.50       1,250,000      1,250,000
Golf Corporation of America, Inc................  09/16/99     11.00         300,000        300,000
Golf Corporation of America, Inc................  12/28/00     14.00         200,000        200,000
Golf Corporation of America, Inc................  12/29/00     10.00         455,589        455,589
Gulfstream International Airlines Inc...........  07/29/99     13.00       1,490,000      1,494,509
Gulfstream International Airlines Inc...........  09/25/00     14.00       1,000,000      1,000,000
Horizon Medical Products, Inc...................  09/22/00     13.75       1,500,000      1,500,000
Hoveround Corporation...........................  06/11/98     13.00         495,000        497,368
Hoveround Corporation...........................  11/08/99     13.50         250,000        250,000
Hoveround Corporation...........................  03/08/00     14.00         250,000        250,000
Hunt Incorporated...............................  03/31/00     14.00       3,300,000      3,300,000
In-Store Services, Inc..........................  04/19/00     14.00       1,188,000      1,189,800
Innotech, Inc...................................  03/22/99     13.00       1,980,000      1,987,326
Intermed Healthcare Systems, Inc................  06/29/99     12.00         742,500        744,875
Intermed Healthcare Systems, Inc................  02/10/00     14.00         375,000        375,000
International Manufacturing and Trade, Inc......  04/27/99     13.00         495,000        496,743
International Manufacturing and Trade, Inc......  12/01/99     13.00         400,000        400,000
International Manufacturing and Trade, Inc......  06/09/00     14.00         500,000        500,000
International Manufacturing and Trade, Inc......  07/25/00     14.00         250,000        250,000
International Manufacturing and Trade, Inc......  11/10/00     14.00         100,000        100,000
Johnston County Cable L.P.......................  08/31/00     14.00       1,990,000      1,990,668
Kentucky Kingdom, Inc...........................  04/04/99      8.50         250,000        250,000
Kentucky Kingdom, Inc...........................  01/05/98     12.50       1,980,000      1,991,989
Kentucky Kingdom, Inc...........................  09/26/99     10.50       1,200,000      1,200,000

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- - ------------------------------------------------  --------   --------   ------------   ------------
Kentucky Kingdom, Inc...........................  03/01/00     14.00%   $    835,000   $    835,000
Kentucky Kingdom, Inc...........................  11/06/00     12.50       1,500,000      1,500,000
Kryptonics, Inc.................................  12/14/00     12.90       2,500,000      2,500,000
Lovett's Buffet, Inc............................  04/01/00     13.00       2,250,000      2,250,000
MBA Marketing Corporation.......................  02/04/99     12.50       1,782,000      1,788,900
Medical Associates of America, Inc..............  11/01/97     12.50       1,485,000        392,000
Money Transfer Systems, Inc.....................  07/24/00     14.00         247,500        247,752
Money Transfer Systems, Inc.....................  12/20/00     14.00         148,500        148,525
Moore Diversified Products, Inc.................  06/16/00     13.50         800,000        800,000
Moovies, Inc....................................  04/18/00     13.50       1,485,000      1,487,250
Multimedia Learning, Inc........................  05/08/00     14.00       1,500,000      1,500,000
Nationwide Engine Supply, Inc...................  01/12/99     12.00       2,475,000      2,485,008
Nelson Juvenile Products L.L.C..................  10/31/00     14.00       2,000,000      2,000,000
NRI Service and Supply L.P......................  02/13/00     14.00       2,475,000      2,479,587
OcuTec Corporation..............................  06/21/99     10.00       1,000,000      1,000,000
OcuTec Corporation..............................  06/21/00     10.00         350,000        350,000
OcuTec Corporation..............................  10/16/00     10.00         100,000        100,000
OcuTec Corporation..............................  12/04/01     10.00         351,500        351,500
Orchid Manufacturing Group, Inc.................  09/14/00     13.00       2,960,000      2,960,667
Orchid Manufacturing Group, Inc.................  12/28/00     13.50       1,000,000      1,000,000
Palco Telecom Service, Inc......................  11/22/99     12.00       1,800,000      1,800,000
Patton Management Corporation...................  05/26/00     13.50       1,900,000      1,900,000
Pharmaceutical Research Assoc., Inc.............  08/10/00     13.50       1,980,000      1,981,665
Pipeliner Systems, Inc..........................  09/30/98     13.00         980,000        989,324
Plymouth, Inc...................................  09/28/00     13.00       1,000,000      1,000,000
Precision Fixtures & Graphics, Inc..............  07/31/10      6.50       1,100,000        889,976
Precision Fixtures & Graphics, Inc..............  05/26/00      6.50         250,000        202,267
Precision Fixtures & Graphics, Inc..............  11/07/00      6.50         200,000        161,814
Precision Fixtures & Graphics, Inc..............  12/27/00      6.50         100,000         80,907
Precision Fixtures & Graphics, Inc..............  07/10/00      6.50         135,000        109,224
Precision Fixtures & Graphics, Inc..............  08/28/00      6.50         110,000         88,998
Precision Fixtures & Graphics, Inc..............  12/12/00      6.50         200,000        161,814
Precision Panel Products, Inc...................  01/11/00     12.75       1,485,000      1,488,000
Premiere Technologies, Inc......................  05/01/97     12.50         990,000        997,345
Premiere Technologies, Inc......................  12/23/98     12.00         990,000        994,175
Pritchard Paint & Glass Co......................  03/21/00     14.00         250,000        250,000
Quest Group International, Inc..................  11/15/00     13.25       1,125,000      1,129,166
Radio Systems Corporation.......................  12/27/99     13.00         905,725        926,148
SkillSearch Corporation.........................  02/05/98     13.00         496,000        498,545
Summit Publishing Group, Inc....................  03/17/99     12.00       1,485,000      1,490,500
Suncoast Medical Group, Inc.....................  09/14/99     13.50         485,000        489,498
Suncoast Medical Group, Inc.....................  06/07/00     14.00         495,000        495,083
TCOM Systems, Inc...............................  02/05/98     13.00         571,969        571,969
Tower Environmental, Inc........................  11/30/98     10.00       2,440,000      2,201,990

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- - ------------------------------------------------  --------   --------   ------------   ------------
Tower Environmental, Inc........................  05/30/95     12.50%   $    150,000   $    150,000
Trade Am International, Inc.....................  09/30/00     12.75       4,000,000      4,000,000
Treasure Coast Pizza Co.........................  07/29/98     12.00         841,500        845,760
Truckload Management Services, Inc..............  03/14/98     13.00         150,000        150,000
Unique Electronics, Inc.........................  11/30/99     10.70         600,000        600,000
Universal Marketing Corporation.................  01/31/00     13.50         500,000        500,000
Valdawn, L.L.C..................................  04/13/00     13.50       2,399,974      2,400,000
Viking Moorings Acquisition, L.L.C..............  12/15/00     13.00       1,655,500      1,661,242
WWR Technology, Inc.............................  11/01/97     13.00         524,700        528,128
Zahren Alternative Power Corp...................  01/30/00     13.00         495,000        495,083
Zahren Alternative PowerCorp....................  11/27/99     13.00       1,980,000      1,985,679
                                                                        ------------   ------------
  Total Loans...................................                        $147,018,924   $144,854,517
                                                                         ===========    ===========

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
- - -----------------------------------------------------  -----------------   -----------   -----------
PUBLICLY TRADED INVESTMENTS
National Vision Associates, Ltd.
  Common Stock -- restricted.........................        208,698       $ 1,771,149   $   563,485
  Concept Technologies Group, Inc. Common Stock --
     restricted......................................         23,408             5,300        30,723
Moovies Inc.
  Common Stock.......................................        156,110            16,561     1,475,240
                                                                           -----------   -----------
          Subtotal...................................                        1,793,010     2,069,448
                                                                           -----------   -----------
EQUITY INVESTMENTS IN PRIVATE COMPANIES
National Recovery Technologies, Inc.
  Preferred Stock -- Series A........................         20,000                --            --
Premiere Technologies, Inc.
  Common Stock.......................................          8,000           100,400     1,280,000
Medical Associates of America, Inc.
  Preferred Stock -- Series A........................         66,667                --            --
Viking Moorings Acquisition, L.L.C.
  Membership interest in L.L.C.......................           6.50%          344,500       344,500
Nelson Juvenile Products, L.L.C.
  Membership interest in L.L.C.......................          30.00%               --            --
Skillsearch Corporation
  Common Stock.......................................          2,241           250,035       250,035
Potomac Group, Inc.
  Preferred Stock -- Series A........................        800,000         1,000,000     1,232,966
Potomac Group, Inc.
  Common Stock.......................................        240,000            60,000       370,504
Kentucky Kingdom, Inc.
  Common Stock.......................................         11,671           258,300     1,539,603
Golf Corporation of America, Inc.
  Common Stock.......................................        100,000           100,000       100,000
International Risk Control, Inc.
  Preferred Stock -- Series A........................        200,000            50,000        50,000
DentureCare, Inc.
  Preferred Stock -- Series D........................         49,342           300,000       300,000
Unique Electronics, Inc.
  Preferred Stock -- Series A........................      1,000,000         1,000,000     1,000,000
Pipeliner Systems, Inc.
  Preferred Stock -- Series D........................          5,000         1,000,000     1,000,000
Front Royal, Inc.
  Common Stock.......................................        110,000           275,000       275,000
Ocutec Acquisition Corporation
  Preferred Stock -- Series A........................      1,539,867         1,539,867     1,539,867
Fycon Technologies, Inc.
  Preferred Stock -- Series A........................        800,000           800,000       800,000
Carter Kaplan Holdings, L.L.C.
  Membership interest in LLC.........................          24.00%            6,100         6,100

                           SIRROM CAPITAL CORPORATION

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
- - -----------------------------------------------------  -----------------   -----------   -----------
Virginia Gas Company
  Preferred Stock -- Series A........................          2,000%      $ 2,000,000   $ 2,000,000
Johnston County Cable, L.P.
  Class A Interest in L.P............................          11.11           100,000       100,000
Eastern Food Group, L.L.C.
  Class B Preferred Stock............................          7,500           754,444       754,444
Dalcon International, Inc.
  Series B Preferred Stock...........................        850,000           850,000       490,000
Zahren Alternative Power Corporation
  Common Stock.......................................            700           210,000       210,000
Zahren Alternative Power Corporation
  Preferred Stock....................................            200           200,000       200,000
                                                                           -----------   -----------
          Subtotal...................................                       11,198,646    13,843,020
                                                                           -----------   -----------
          Total Equity Interests.....................                      $12,991,656   $15,912,467
                                                                            ==========    ==========

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                                          COST OR
                                              NUMBER OF     PERCENTAGE  CONTRIBUTED
                 WARRANTS                      SHARES       OWNERSHIP      VALUE        FAIR VALUE
- - ------------------------------------------  -------------   ---------   ------------   ------------
Affinity Fund, Inc........................          1,725      8.62%    $     20,000   $    600,000
Alpha West Partners I, L.P................        2 units     20.00            7,500             --
American Remedial Tech., Inc..............        244,168     17.05           20,000        230,000
Amscot Holdings, Inc......................          1,121     18.10               --             --
Ashe Industries, Inc......................            216     16.52           20,000             --
Associated Responses Services, Inc........            343     24.27           14,000        400,000
Assured Power, Inc........................            234     11.94               --             --
Auto Rental Systems, Inc..................        144,869      8.00               --        285,000
B & N Company, Inc........................             18      2.14           30,000         30,000
BankCard Services Corporation.............        138,000     24.00            3,000             --
BiTec Southeast, Inc......................            938     10.00           21,000        100,000
C.J. Spirits, Inc.........................        180,000     10.00            7,500             --
CF Data Corp..............................            257     20.45           17,500         17,500
Capital Network System, Inc...............        173,409      3.50           20,000             --
Cardiac Control Systems, Inc..............        100,000      3.51               --        153,127
CCS Technology Group, Inc.................         30,000      2.68           10,000         10,000
CellCall, Inc.............................         31,836      1.25           10,000        125,000
Champion Glove Mfg. Co., Inc..............        538,614      5.87               --             --
CLS Corporation...........................        126,997      4.22               --             --
Clearidge, Inc............................        367,026      7.91               --             --
Colonial Investments, Inc.................            194     18.00               --             --
Consumer Credit Associates, Inc...........          3,669     15.78               --             --
Continental Diamond Cutting Co............            112     10.00               --             --
Corporate Flight Mgmt., Inc...............         66,315     10.00            3,500        100,000
Cougar Power Products, Inc................            336     16.29           10,000             --
Dalcon International, Inc.................        250,000     20.00               --             --
Dalt's, Inc...............................            125     25.00               --             --
DentureCare, Inc..........................        396,724     11.30           10,000        375,000
Electronic Merchant Services..............            430     12.50           12,500         12,500
Eastern Food Group LLC....................         17,647     15.00               --             --
Educational Medical, Inc..................         85,000      8.00               --             --
Emerald Pointe Waterpark L.P..............       10 units     10.00            6,000        250,000
Encore Orthopedics, Inc...................        291,550      4.92          379,015        379,015
Express Shipping Centers, Inc.............         73,752      5.10          552,402        552,402
Factory Card Outlet of America Ltd........         23,658      2.50          329,083        329,083
Front Royal, Inc..........................        240,458      3.58               --        420,000
Fycon Technologies, Inc...................         58,677     15.00               --             --
Gates Communication, L.P..................      47% of LP     47.00           10,000         10,000
Gitman Bros...............................          1,518     20.50               --             --
Global Finance and Leasing, Inc...........          5,000     25.00               --             --
Gold Medal Products, Inc..................         90,000     30.00               --             --
Golf Corporation of America, Inc..........        390,000     11.48               --             --
Gulfstream International Airlines Inc.....            260     21.00           10,000             --
Horizon Medical Products, Inc.............          9,486      8.25               --             --
Hoveround Corporation.....................          1,963     27.00            5,000        325,000
Hunt Incorporated.........................            309     11.09               --        200,000

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                                          COST OR
                                              NUMBER OF     PERCENTAGE  CONTRIBUTED
                 WARRANTS                      SHARES       OWNERSHIP      VALUE        FAIR VALUE
- - ------------------------------------------  -------------   ---------   ------------   ------------
Innotech, Inc.............................        521,220      4.00%    $     20,000   $    300,000
In-Store Service, Inc.....................            429     12.50           12,000         12,000
Intermed Healthcare Systems, Inc..........         11,884     10.50            7,500             --
International Manufacturing and Trade,
  Inc.....................................            482     29.94            5,000             --
Johnston County Cable, L.P................    27.5% of LP     27.50           10,000         10,000
Kryptonics, Inc...........................          1,255      9.00               --             --
Lovett's Buffet, Inc......................        204,219      5.00               --             --
MBA Marketing Corporation.................             26      4.00           18,000             --
Money Transfer Systems, Inc...............             45      4.31            4,000          4,000
Moore Diversified Products, Inc...........             12     10.68               --             --
Multimedia Learning, Inc..................            202      6.09               --             --
Nationwide Engine Supply, Inc.............        882,353     15.00           25,000         25,000
NRI Service and Supply, L.P...............    27.5% of LP     27.50           25,000         25,000
OcuTec Corp...............................        222,222      6.13               --             --
One Stop Acquisitions, Inc................            794     24.40               --        500,000
Orchid Manufacturing Group, Inc...........      1,719,047      4.50           40,000        540,000
Palco Telecom Services, Inc...............        157,895      5.00               --             --
Patton Management Corporation.............             12     10.00               --        300,000
Pharmaceutical Research Assoc., Inc.......        150,114      7.82           20,000         20,000
Pipeliner Systems, Inc....................      2,080,000     20.38           20,000         20,000
Plymouth, Inc.............................         92,647     15.00               --             --
Potomac Group, Inc........................        239,115      1.85          125,000        368,530
Precision Fixtures & Graphics, Inc........            132      5.00               --             --
Precision Panel Products, Inc.............            122      8.25           15,000         15,000
Premiere Technologies, Inc................         23,863      2.08           20,000      3,820,000
Quest Group International, Inc............         44,444     10.00          125,000        125,000
Radio Systems Corporation.................        129,734      7.27           94,275        330,000
SkillSearch Corporation...................          2,381      7.59          254,000        119,000
Summit Publishing Group, Inc..............          6,296     24.50           15,000         15,000
Suncoast Medical Group, Inc...............        330,245     13.82           20,000         20,000
Suprex Corporation........................      1,058,179      3.45               --          7,500
Tower Environmental, Inc..................             82     10.07           20,000             --
Trade Am International, Inc...............        335,106      6.00               --             --
Treasure Coast Pizza Company..............             51     10.00            8,500          8,500
Valdawn, L.L.C............................          2,658     21.00               26             26
Unique Electronics, Inc...................         55,732     20.00               --             --
Universal Marketing Corporation...........            111     10.00               --             --
Virginia Gas Company......................            525      6.00               --             --
Zahren Alternative Power Corp.............          1,108      5.00           25,000         25,000
                                                                        ------------   ------------
          Total Warrants..................                                 2,456,301     11,513,183
                                                                        ------------   ------------
          Total Investments...............                              $162,466,881   $172,280,167
                                                                         ===========    ===========

         The accompanying notes are an integral part of this schedule.

                         SIRROM CAPITAL CORPORATION

                          PORTFOLIO OF INVESTMENTS

                             AS OF MARCH 31,1996

                                 (UNAUDITED)

LOANS                                                                              Original
                                                         Maturity      Coupon     Principal            Fair Value
                                                        ----------     ------     ----------           ----------
Affinity Fund, Inc.                                       06/29/98      12.50     $1,485,000           $1,495,682
Affinity Fund, Inc.                                       03/10/00      14.00     $1,000,000           $1,000,000
Affinity Fund, Inc.                                       12/28/98      12.50     $  495,000           $  495,332
Amscot Holdings, Inc.                                     05/26/00      14.00     $  800,000           $  800,000
Amscot Holdings, Inc.                                     09/20/00      14.00     $  200,000           $  200,000
Ashe Industries, Inc.                                     12/28/97      12.50     $  990,000           $  146,512
Ashe Industries, Inc.                                     03/25/99      12.50     $  445,500           $  197,300
Ashe Industries, Inc.                                     05/18/99      12.50     $  544,500           $  196,524
Ashe Industries, Inc.                                     06/12/96      14.00     $  750,000           $  100,000
Ashe Industries, Inc.                                     06/12/96      14.00     $  285,546           $  285,546
Associated Response Services, Inc.                        06/20/99      12.50     $1,386,000           $1,391,126
Associated Response Services, Inc.                        02/15/00      12.50     $  335,000           $  335,000
Associated Response Services, Inc.                        01/06/00      12.50     $  300,000           $  300,000
Assured Power, Inc.                                       10/01/00      13.50     $  700,000           $  700,000
B & N Company, Inc.                                       08/08/00      12.50     $2,970,000           $2,974,000
B & N Company, Inc.                                       03/28/01      13.00     $  990,000           $  990,167
BankCard Services                                         01/21/98      13.00     $  297,000           $  298,950
BiTec Southeast, Inc.                                     10/31/97      12.50     $  445,500           $  448,575
BiTec Southeast, Inc.                                     11/30/98      12.50     $1,188,000           $1,193,600
BiTec Southeast, Inc.                                     10/31/97      12.50     $  445,500           $  447,525
BiTec Southeast, Inc.                                     08/01/99      13.50     $  521,321           $  521,321
C.J. Spirits, Inc.                                        05/01/97      13.50     $  750,171           $  455,796
Caldwell/VSR Inc.                                         02/28/01       4.00     $1,500,000           $1,500,000
Capital Networks                                          11/30/98      12.50     $  990,000           $  994,843
Capital Networks                                          01/18/99      12.50     $  990,000           $  994,509
Cardiac Control, Inc.                                     03/31/00      13.50     $1,500,000           $1,500,000
Carter Kaplan Holdings, Inc.                              06/22/00      14.00     $  594,000           $  594,600
CCS Technology, Inc.                                      05/01/97      13.00     $  990,000           $  997,789
Cell Call, Inc.                                           11/04/97      12.75     $  990,000           $  996,846
CF Data                                                   03/16/00      13.75     $1,732,500           $1,736,296
Champion Glove Manufacturing                              07/27/00      13.50     $1,250,000           $1,250,000
Clearidge, Inc.                                           09/29/99      13.00     $2,000,000           $2,000,000
Clearidge, Inc.                                           12/28/00      13.50     $  500,000           $  500,000
Colonial Investments                                      10/16/00      13.75     $  800,000           $  800,000
Consumat Systems                                          11/01/00      14.00     $  500,000           $  500,000
Consumat Systems                                          01/01/01      14.00     $  500,000           $  500,000
Consumat Systems                                          03/11/01      14.00     $  500,000           $  500,000
Consumer Credit Associates, Inc.                          12/06/00      13.50     $2,000,000           $2,000,000
Consumer Credit Associates, Inc.                          03/28/01      13.50     $1,000,000           $1,000,000
Continental Diamond, Inc.                                 10/28/99      13.00     $1,500,000           $1,500,000
Continental Diamond, Inc.                                 12/28/99      13.00     $  200,000           $  200,000
Continental Diamond, Inc.                                 05/31/96      14.00     $  200,000           $  200,000
Corporate Flight Mgmt, Inc.                               12/04/97      12.50     $  346,500           $  348,819
Cougar Power Products                                     10/05/96      13.00     $  495,000           $  372,169
Cougar Power Products                                     10/05/96      13.00     $  495,000           $  370,249
Cougar Power Products                                     10/05/96      14.00     $  325,000           $  325,000
Dalcon Technologies, Inc.                                 01/31/02      13.00     $  150,000           $  150,000
Dalcon Technologies, Inc.                                 01/31/00      13.00     $  200,000           $  200,000
Dalcon Technologies, Inc.                                 05/15/96      13.00     $   45,000           $   45,000
Dalts, Inc.                                               04/28/01      13.50     $2,000,000           $2,000,000
DentureCare                                               07/29/99      11.50     $  990,000           $  993,507
DentureCare                                               11/03/00      14.00     $  111,150           $  111,150
DentureCare                                               08/31/00      14.00     $  800,000           $  800,000
DentureCare                                               01/11/01      12.50     $  550,000           $  550,000

LOANS                                                                              Original
                                                         Maturity      Coupon     Principal            Fair Value
                                                        ----------     ------     ----------           ----------
Eastern Food Group                                        08/30/00       8.00     $  500,000           $  500,000
Eastern Food Group                                        12/20/00       8.00     $  200,000           $  200,000
Eastern Food Group                                        01/21/01       8.00     $  200,000           $  200,000
Eastern Food Group                                        02/14/01       8.00     $  265,000           $  265,000
Educational Medical Inc.                                  03/31/00      14.00     $2,200,000           $2,200,000
Electronic Merchant Services, Inc.                        02/27/00      13.50     $1,237,500           $1,040,204
Electronic Merchant Services, Inc.                        02/29/96      14.00     $  272,450           $  272,450
Electronic Merchant Services, Inc.                        02/29/96      14.00     $  134,000           $  134,000
Emerald Pointe                                            04/29/99      12.50     $  594,000           $  596,300
Emerald Pointe                                            03/09/00      13.50     $  400,000           $  400,000
Encore Orthopedics                                        07/31/00      13.50     $2,620,985           $2,677,838
Encore Orthopedics                                        02/28/01      13.00     $1,667,680           $1,678,758
Express Shipping Centers, Inc.                            09/22/00      13.25     $1,697,598           $1,762,047
Factory Card Outlet                                       11/15/00      12.50     $3,670,917           $3,698,772
Front Royal                                               10/01/99      13.00     $1,550,000           $1,550,000
Front Royal                                               12/27/99      13.00     $  675,000           $  675,000
Fycon Technologies, Inc.                                  05/16/00      10.00     $  450,000           $  450,000
Fycon Technologies, Inc.                                  08/30/00      14.00     $1,000,000           $  800,000
Fycon Technologies, Inc.                                  12/17/00      14.00     $  100,000           $  100,000
Gardner Wallcovering, Inc.                                03/28/01      13.50     $1,485,000           $1,485,250
Gates Communications                                      12/31/98      12.50     $  990,000           $  994,676
Gitman Bros.                                              12/31/00      14.00     $1,700,000           $1,700,000
Global Finance and Leasing, Inc.                          01/03/00      13.00     $1,500,000           $1,500,000
Gold Medal Products                                       11/19/00      13.50     $1,250,000           $1,250,000
Gold Medal Products                                       02/15/01      13.00     $   25,000           $   25,000
Golf Corporation of America                               09/16/99      11.00     $  300,000           $  300,000
Golf Corporation of America                               12/28/00      14.00     $  200,000           $  200,000
Golf Corporation of America                               12/29/00      10.00     $  455,589           $  455,589
Golf Video, Inc.                                          03/27/01      14.00     $  250,000           $  250,000
Gulfstream International                                  07/29/99      13.00     $1,490,000           $1,495,010
Gulfstream International                                  09/25/00      14.00     $1,000,000           $1,000,000
Horizon Medical Products, Inc.                            09/22/00      13.75     $1,500,000           $1,500,000
Hoveround Corporation                                     06/11/98      13.00     $  495,000           $  497,617
Hoveround Corporation                                     11/08/99      13.50     $  250,000           $  250,000
Hoveround Corporation                                     03/08/00      14.00     $  250,000           $  250,000
HSA International                                         01/04/01      14.00     $1,485,000           $1,485,750
Hunt Truck Sales                                          03/31/00      14.00     $3,300,000           $3,300,000
I.S. Acquisition, LLC                                     04/01/01      14.00     $2,000,000           $2,000,000
In Store Services, Inc.                                   04/19/00      14.00     $1,188,000           $1,190,400
Innotech, Inc.                                            03/22/99      13.00     $1,980,000           $1,988,325
Intermed Healthcare Systems, Inc.                         06/29/99      12.00     $  742,500           $  745,250
Intermed Healthcare Systems, Inc.                         02/10/00      14.00     $  375,000           $  375,000
Johnston County Cable                                     08/31/00      14.00     $1,990,000           $1,991,169
Kentucky Kingdom, Inc.                                    04/04/99       8.75     $  250,000           $  250,000
Kentucky Kingdom, Inc.                                    01/05/98      12.50     $1,980,000           $1,992,988
Kentucky Kingdom, Inc.                                    09/26/99      10.50     $1,200,000           $1,200,000
Kentucky Kingdom, Inc.                                    03/01/00      14.00     $  835,000           $  835,000
Kentucky Kingdom, Inc.                                    11/06/00      12.50     $1,500,000           $1,500,000
Kentucky Kingdom, Inc.                                    09/15/96      14.00     $2,000,000           $2,000,000
Kryptonics                                                12/14/00      12.90     $2,500,000           $2,500,000
Lovett's Buffet                                           04/01/00      13.00     $2,250,000           $2,250,000
MBA Marketing                                             02/04/99      12.50     $1,782,000           $1,789,800
Medical Associates of America                             11/01/97      12.50     $  385,000           $  392,000
Midbrook                                                  02/28/01      13.50     $3,600,000           $3,613,334
Money Transfer Systems                                    07/24/00      14.00     $  247,500           $  247,878
Money Transfer Systems                                    12/20/00      14.00     $  148,500           $  148,600
Money Transfer Systems                                    03/01/01      14.00     $  148,500           $  148,525
Moore Diversified, Inc.                                   06/16/00      13.50     $  800,000           $  800,000
Moorings                                                  12/15/00      13.00     $1,655,500           $1,678,468
Moovies Inc.                                              04/18/00      13.50     $1,485,000           $1,488,000
Moovies Inc.                                              01/04/01      13.00     $1,980,000           $1,980,999
Multicom Publishing, Inc.                                 03/29/01      13.00     $2,200,000           $2,213,333
Multimedia Learning, Inc.                                 05/08/00      14.00     $1,500,000           $1,500,000
Nationwide Engine Supply                                  01/12/99      12.00     $2,475,000           $2,486,259
Nelson Juvenile Products                                  10/31/00      14.00     $2,000,000           $2,000,000
Novavision                                                06/21/99      10.00     $1,000,000           $1,000,000
Novavision                                                06/21/00      10.00     $  350,000           $  350,000

LOANS                                                                                Original
                                                         Maturity      Coupon       Principal          Fair Value
                                                        ----------     ------       ----------         ----------
Novavision                                                10/16/00      10.00      $    100,000       $    100,000
Novavision                                                12/04/01      10.00      $    386,500       $    386,500
Nozzle Rebuilders, Inc.                                   02/13/00      14.00      $  2,475,000       $  2,480,838
Orchid Manufacturing Group, Inc.                          09/14/00      13.00      $  2,960,000       $  2,962,668
Orchid Manufacturing Group, Inc.                          12/28/00      13.50      $  1,000,000       $  1,000,000
PFIC Corporation                                          02/28/01      13.00      $  1,000,000       $  1,000,000
Palco Telecom Service, Inc.                               11/22/99      12.00      $  1,300,000       $  1,300,000
Patton Management Corporation                             05/26/00      13.50      $  1,900,000       $  1,900,000
Pharmaceutical Research Associates                        08/10/00      13.50      $  1,980,000       $  1,982,664
Pipeliner Systems, Inc.                                   09/30/98      13.00      $    980,000       $    990,323
Plymouth Inc.                                             09/28/00      13.00      $  1,000,000       $  1,000,000
Precision Fixtures & Graphics                             07/31/10       7.76      $  1,100,000       $    700,000
Precision Fixtures & Graphics                             05/26/00       7.76      $    250,000       $    250,000
Precision Fixtures & Graphics                             11/07/00       7.76      $    200,000       $    200,000
Precision Fixtures & Graphics                             12/27/00       7.76      $    100,000       $    100,000
Precision Fixtures & Graphics                             07/10/00       7.76      $    135,000       $    135,000
Precision Fixtures & Graphics                             08/28/00       7.76      $    110,000       $    110,000
Precision Fixtures & Graphics                             12/12/00       7.76      $    200,000       $    200,000
Precision Fixtures & Graphics                             01/28/01       7.76      $    200,000       $    200,000
Precision Fixtures & Graphics                             02/15/01       7.76      $    100,000       $    100,000
Precision Fixtures & Graphics                             02/19/01       7.76      $    100,000       $    100,000
Precision Fixtures & Graphics                             03/07/01       7.76      $    100,000       $    100,000
Precision Panel Products, Inc.                            01/11/00      12.75      $  1,485,000       $  1,488,750
Pritchard Paint & Glass Co.                               02/14/01      14.00      $  1,100,000       $  1,100,000
Quest Group Int'l                                         11/15/00      13.25      $  1,125,000       $  1,135,415
Radio Systems, Inc.                                       12/27/99      13.00      $    905,725       $    930,861
SkillSearch Corportion                                    02/05/98      13.00      $    496,000       $    498,746
Southern Specialty Group                                  06/30/01      14.00      $  1,732,500       $  1,733,376
Summit Publishing Group, Inc.                             03/17/99      12.00      $  1,485,000       $  1,491,250
Suncoast Medical                                          09/14/99      13.50      $    485,000       $    490,248
Suncoast Medical                                          06/07/00      14.00      $    495,000       $    495,332
Suncoast Medical                                          02/23/01      14.00      $    495,000       $    495,166
TCOM/ACS                                                  02/05/98      13.00      $    546,853       $    546,853
Tower Environmental, Inc.                                 11/30/98      10.00      $  2,440,000       $  2,451,990
Tower Environmental, Inc.                                 05/30/95      12.50      $    150,000       $    150,000
Trade Am International, Inc.                              09/30/00      12.75      $  4,000,000       $  4,000,000
Treasury Coast Pizza Company                              07/29/98      12.00      $    841,500       $    846,186
Urethane Technologies, Inc.                               03/16/01      13.50      $  1,636,520       $  1,642,578
Unique Electronics                                        11/30/99      10.70      $    600,000       $    600,000
Universal Marketing, Inc.                                 01/31/00      13.50      $    500,000       $    500,000
Valdawn, Inc.                                             04/13/00      13.50      $  2,399,974       $  2,400,000
Voice FX                                                  01/23/01      13.50      $  2,324,000       $  2,332,799
WWR Technology, Inc.                                      11/01/97      13.50      $    524,700       $    528,392
Zahren Alternative Power                                  01/30/00      13.00      $    495,000       $    495,328
Zahren Alternative Power                                  11/27/99      13.00      $  1,980,000       $  1,986,696
                                                                                   ------------       ------------
                             Total Loans                                           $169,895,679       $166,936,281
                                                                                   ------------       ------------

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS

                              AS OF MARCH 31,1996

                                  (UNAUDITED)

                                                                             Cost or
EQUITY INTERESTS                                           Number of       Contributed
                                                             Shares           Value            Fair Value
                                                             ------           -----            ----------
Publicly Traded Investments
    National Vision Associates, Ltd.  (a)
        Common Stock - restricted                            208,698         $1,771,149          $563,485

    Concept Technologies Group, Inc. (a)
        Common Stock - restricted                             23,408             $5,300           $22,792

     Moovies Inc.   (a)
        Common Stock                                         156,110            $16,561        $1,529,878

     Premiere Technologies, Inc. (a)
        Common Stock                                         378,360                 $0        $6,157,809

Equity Investments in Private Companies
National Recovery Technologies, Inc.
        Preferred Stock - Series A                            20,000                 $0                $0

Medical Associates of America
        Preferred Stock - Series A                            66,667                 $0                $0

Skillsearch Corporation
        Common Stock                                           2,241           $250,035          $250,035

Potomac Group
        Preferred Stock - Series A                           800,000         $1,000,000        $2,000,000

Potomac Group
       Common Stock                                          254,115            $63,529          $635,288

Kentucky Kingdom
        Common Stock                                          13,260           $258,316        $1,539,620

Golf Club of America
        Common Stock                                         100,000           $100,000          $100,000

International Risk Control, Inc.
        Preferred Stock - Series A                           200,000            $50,000           $50,000

DentureCare
        Preferred Stock - Series D                            49,342           $300,000          $300,000

Unique Electronics, Inc.
        Preferred Stock - Series A                         1,000,000         $1,000,000        $1,000,000

Pipeliners Systems, Inc.
        Preferred Stock - Series D                             5,000         $1,000,000        $1,000,000

Front Royal
        Common Stock                                         110,000           $275,000          $275,000

Ocutec Aquisition Corporation
        Preferred Stock - Series A                         1,539,867         $1,539,867        $1,539,867

                                                                             Cost or
EQUITY INTERESTS                                         Number of         Contributed
                                                           Shares             Value            Fair Value
                                                           ------             -----            ----------
Fycon Technologies
        Preferred Stock - Series A                           800,000           $800,000          $500,000

Carter Kaplan Holdings Inc.
        Membership interest in LLC                             24.00%            $6,100            $6,100

Virginia Gas Company
        Preferred Stock- Series A                              2,000         $2,000,000        $2,000,000

Johnston County Cable
         Class A Interest in L.P.                     11.11% of L.P.           $100,000          $100,000

Eastern Food Group
      Class B Preferred Units                                  7,500           $754,444          $654,444

Dalcon Technologies, Inc.
       Series B Preferred Stock                              850,000           $850,000          $490,000

Zahren Alternative Power
     Common Stock                                                700           $210,000          $210,000

Zahren Alternative Power
     Preferred Stock                                             200           $200,000          $200,000

Moorings LLC
     Membership interest in LLC                                 6.50%          $344,500          $344,500

Association Membership Services
     Series B Preferred Stock                                    163                 $0                $0

Nelson Juvenile Products
     Membership interest in LP                                 30.00%                $0                $0

Pharmaceutical Research Associates Inc.
     Class F Preferred Stock                                  29,195           $190,000          $190,000

Caldwell/VSR Inc.
     Preferred Stock                                             890           $890,000          $890,000
                                                                            -----------       -----------
      Subtotal                                                              $12,181,791       $14,274,854
                                                                            -----------       -----------
    TOTAL EQUITY INTERESTS                                                  $13,974,801       $22,548,818
                                                                            -----------       -----------

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS

                              AS OF MARCH 31,1996

                                  (UNAUDITED)

                                                                                         Cost or
                                                           Number of                   Contributed
                                                             Shares       Ownership       Value          Fair Value
                                                             ------       ---------       -----          ----------
STOCK WARRANTS
Affinity Fund                                                  1,725          8.62%        $20,000          $600,000
Amscot Holdings, Inc.                                          1,121         17.50%             $0                $0
Ashe Industries, Inc.                                            216         16.52%        $20,000                $0
Associated Response Services, Inc.                               343         34.30%        $14,000        $1,000,000
Assured Power Inc.                                               374         16.00%             $0                $0
Auto Rental Systems, Inc.                                    144,869          8.00%             $0          $285,000
B & N Company                                                     33          4.00%        $40,000           $40,000
BankCard Services                                            149,261         28.00%         $3,000                $0
BiTec Southeast, Inc.                                            938         10.00%        $21,000          $100,000
C.J. Spirits, Inc.                                           180,000         10.00%         $7,500                $0
CF Data                                                          257         20.50%        $17,500           $17,500
Caldwell/VSR Inc.                                                159         15.93%             $0                $0
Capital Networks                                             173,409          3.50%        $20,000          $250,000
Cardiac Control Systems, Inc.                                100,000          2.90%             $0          $150,000
CCS Technology, Inc.                                          30,000          2.00%        $10,000           $10,000
CellCall, Inc.                                                   332          1.23%        $10,000          $125,000
Champion Glove Manufacturing                                 538,614          6.88%             $0                $0
CLS Corporation                                              126,997          4.90%             $0                $0
Clearidge, Inc.                                              449,039          7.90%             $0                $0
Colonial Investments                                             194         18.00%             $0                $0
Consumat Systems, Inc.                                       250,000         20.00%             $0                $0
Consumer Credit Associates                                     3,669         15.50%             $0                $0
Continental Diamond                                              112         12.22%             $0                $0
Corporate Flight Mgmt., Inc.                                  66,315         10.00%         $3,500          $100,000
Cougar Power Products, Inc.                                      336         22.61%        $10,000                $0
Dalcon Technologies, Inc.                                    250,000         20.00%             $0                $0
Dalt's, Inc.                                                     125         25.00%             $0                $0
DentureCare                                                  546,545         12.65%        $10,000          $375,000
Electronic Merchant Services, Inc.                               430         12.50%        $12,500           $12,500
Eastern Food Group                                            17,647         15.00%             $0                $0
Educational Medical, Inc.                                     85,000          8.00%             $0          $400,000
Emerald Pointe                                             10% of LP         10.00%         $6,000          $250,000
Encore Orthopedics                                           466,455          7.36%       $711,335          $711,335
Express Shipping Centers, Inc.                                73,752          3.00%       $552,402          $552,402
Factory Card Outlet                                           23,658          2.50%       $329,083          $500,000
Front Royal                                                  240,458          3.59%             $0          $420,000
Fycon Technologies                                            58,677         15.00%             $0                $0
FX Direct                                                    233,112          8.00%       $176,000          $176,000
Gardner Wallcovering, Inc.                                         2          2.00%        $15,000           $15,000
Gates Communication                                        47% of LP         47.00%        $10,000           $10,000
The Ryland Co.                                                 1,518         20.50%             $0                $0
Global Leasing                                                 5,000         25.00%             $0                $0
Gold Medal Products                                           90,000         30.00%             $0                $0
Golf Corporation of America                                  300,000         31.50%             $0                $0
Golf Video, Inc.                                                  98         49.50%             $0                $0
Gulfstream International                                         271         21.00%        $10,000                $0
Horizon Medical Products, Inc.                                 9,486          8.25%             $0                $0
Hoveround Corporation                                          1,963         27.00%         $5,000          $325,000
HSA International                                            100,999         12.00%        $15,000           $15,000
Hunt Truck Sales                                                 309         10.00%             $0          $200,000
I. Schneid Holdings LLC                                   11% of LLC         11.00%             $0                $0
Innotech, Inc.                                                65,995          3.79%        $20,000          $268,100

                                                                                         Cost or
                                                         Number of                     Contributed
                                                           Shares         Ownership       Value          Fair Value
                                                           ------         ---------       -----          ----------
In Store Services, Inc.                                          429         12.50%        $12,000           $12,000
Intermed Healthcare Systems, Inc.                             11,884         10.25%         $7,500                $0
Johnston County Cable                                    27.5% of LP         27.50%        $10,000           $10,000
Kryptonics                                                     1,255          9.00%             $0                $0
Lovett's Buffet                                              204,219          5.00%             $0                $0
MBA Marketing                                                     28          4.29%        $18,000                $0
Midbrook Group Inc.                                            7.40%          7.40%       $400,000          $400,000
Money Transfer Systems                                            45          4.00%         $5,500            $5,500
Moore Diversified, Inc.                                           12         11.00%             $0                $0
Moovies                                                       20,000          0.20%        $20,000           $20,000
Multicom Publishing, Inc.                                    335,423          6.00%       $800,000          $800,000
Multimedia Learning, Inc.                                        202          6.00%             $0                $0
Nationwide Engine Supply                                     952,381         16.19%        $25,000           $25,000
Nozzle Rebuilders, Inc.                                  27.5% of LP         27.50%        $25,000           $25,000
OcuTec Corp.                                                 222,222         10.00%             $0                $0
One Stop Acquisitions, Inc.                                      794         24.40%             $0          $500,000
Orchid Manufacturing                                       1,719,047          4.50%        $40,000          $540,000
PFIC Corporation                                               5,917          6.00%             $0                $0
Palco Telecom Service, Inc.                                  157,895          5.00%             $0                $0
Patton Management Corporation                                    426         10.00%             $0          $300,000
Pharmaceutical Research Associates                           259,848          6.00%        $20,000           $20,000
Pipeliner Systems, Inc.                                    2,080,000         20.55%        $20,000           $20,000
Plymouth                                                      92,647         15.00%             $0                $0
Potomac Group, Inc.                                          225,000          1.90%       $125,000          $562,500
Precision Fixtures & Graphics Inc.                               132          5.00%             $0                $0
Precision Panel Products, Inc.                                   122          8.25%        $15,000           $15,000
Pritchard Paint & Glass                                       12,500         25.00%             $0                $0
Quest Group Int'l                                             44,444         10.00%       $125,000          $125,000
Radio Systems, Inc.                                          129,734          7.27%        $94,275          $330,000
SkillSearch Corporation                                        2,381          7.20%       $254,000          $119,000
Southern Specialty Brands, Inc.                               10,000         10.00%        $17,500           $17,500
Summit Publishing Group, Inc.                                  6,296         24.50%        $15,000           $15,000
Suncoast Medical                                             580,159         23.00%        $25,000           $25,000
Suprex                                                     1,058,179          3.45%             $0            $7,500
Tower Environmental, Inc.                                         82         10.07%        $20,000                $0
Trade Am International, Inc.                                 335,106          6.00%             $0                $0
Treasure Coast Pizza Company                                      51         10.00%         $8,500            $8,500
Valdawn, Inc.                                                  2,658         21.00%            $26               $26
Unique Electronics                                             80.00%        20.00%             $0                $0
Universal Marketing, Inc.                                        111         10.00%             $0                $0
Urethane Technologies, Inc.                                  484,640          4.66%       $363,480          $363,480
Virginia Gas Company                                             525          6.00%             $0                $0
Zahren Alternative Power                                       1,168          9.80%        $25,000           $25,000

        Total Warrants                                                                  $4,559,601       $11,198,843
                                                                                      ------------      ------------

TOTAL INVESTMENTS                                                                     $188,430,081      $200,683,942
                                                                                      ============      ============

  (a) All restricted publicly traded stocks are being valued each month at approximately 70% of the publicly traded price. All other publicly traded stocks are valued at 90% of of the publicly traded price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's financial performance in the Statements of Operations is composed of three primary elements. The first is "Net operating income," which is the difference between the Company's income from interest, dividends and fees and its total operating expenses, including interest expense, but not including federal income taxes. The second element is "Realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated cost. The third element is the "Change in unrealized appreciation (depreciation) of investments," which is the net change in the fair value of the Company's portfolio assets compared with their stated cost. Generally, "Realized gain (loss) on investments" and "Change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a corresponding decrease in unrealized appreciation occurs when the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the transfer of the depreciation causes an increase in unrealized appreciation.

NET OPERATING INCOME

     The Company's principal investment objectives are to achieve both a high level of income from interest on loans and fees, as well as long-term growth in the value of its shareholders equity through the appreciation of equity interests in its portfolio companies. Therefore, the Company's loans are typically made in the form of senior or subordinated secured debt with relatively high fixed interest rates and with warrants to purchase equity securities of the borrower. During the quarter ended March 31, 1996, the Company had interest on investments of $4,862,000, a 101% increase over the $2,424,000 earned in the same quarter of 1995. In addition to interest on investments, the Company also typically collects an up-front processing fee on each loan it originates. During the first quarter of 1996, the Company collected $921,000 in processing fees, a 70% increase over the $541,000 collected in the same quarter of 1995. This increase in interest income and processing fees is a result of the increase in the dollar amount of loans outstanding and originated during the period and a result of the recognition and collection of certain contingent processing fees in the first quarter of 1996 for loans closed during the fourth quarter of 1995. The Company's loan portfolio increased 71% to $166.9 million at March 31, 1996 from $97.4 million at March 31, 1995. The $32.0 million of loans originated during the first quarter of 1996 was a 14% increase over the $28.0 million of loans originated in the same quarter of 1995. In addition, the weighted average interest rate charged on the loan portfolio at March 31, 1996 was 12.9%, as compared to 12.6% at March 31, 1995.

     The most significant portion of the Company's total operating expenses is interest expense. The Company's interest expense, most of which is related to the SBA-guaranteed debentures of the Company, increased to $1,790,000 in the first quarter of 1996, a 79% increase over the $999,000 paid in the first quarter of 1995. The increase in interest expense from 1995 to 1996 is primarily attributable to increased borrowings from the SBA, which were $83.3 million on March 31, 1996, and $51 million on March 31, 1995.

     The other significant components of total operating expenses are (i) overhead, which relates to employee compensation, travel and marketing expenses, office expenses and legal fees, (ii) amortization and (iii) state taxes. These expenses totaled $1,404,000 in the first quarter of 1996, an 86% increase over the $755,000 of such expenses in the same quarter of 1995. These increases can be largely attributed to the increase in the number of employees from 10 in 1995 to 16 in 1996. Although the dollar amount of these expenses increased, overhead expenses as a percentage of average assets decreased slightly from 2.6% to 2.5% from the first quarter of 1995 to the first quarter of 1996, respectively. The first quarter overhead expenses for both years include the accrual and payment of annual bonuses, and thus, first quarter operating expenses have historically been higher than other quarters' expenses as a percentage of assets.

     Beginning in February 1995, the Company elected to be taxed as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must in general derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; derive less than 30% of its gross income from the sale or disposition of securities held for less than three months; meet investment diversification requirements defined by the Code; and distribute to shareholders at least 90% of its net income (other than long-term capital gains). The Company presently intends to meet the RIC qualifications in future years, and therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments. However, no assurance can be given that the Company will continue to elect such treatment.

     For the quarter ended March 31, 1996, the Company paid dividends of
$2,391,000 from net operating income.   The Company paid no dividends in the
first quarter of 1995.

     For the quarter ended March 31, 1996, the Statements of Operations include a provision for taxes totaling $2,135,000 for federal income tax at a 35% rate on realized gains not distributed to shareholders. The majority of this tax related to the retained long-term capital gain of $6,279,000 on the Company's sale of half of its equity position in Premiere Technology, Inc.

REALIZED GAIN (LOSS) ON INVESTMENTS

     The Company's net realized gain on investments was $5,756,000 during the quarter ended March 31, 1996, largely resulting from gains of $6,729,000 on the sale of equity positions in Premiere Technologies, Inc. and American Remedial Technologies, Inc., which were partially offset by a $1,100,000 loan write-off
of Medical Associates of America, Inc.   The net realized gain for the first
quarter of 1995 was $50,000, primarily resulting from $560,000 in gains on the sale of equity positions in Republic Automotive Parts, Inc. and American Retirement Corp., which were largely offset by a write-off of $515,000 of equity in Medical Associates of America, Inc. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS

     As a small business investment company regulated as a business development company, the Company revalues its portfolio quarterly, in accordance with its Valuation Policy, to reflect the fair value of each of its portfolio assets (including its loans), and accordingly does not maintain an allowance for loan losses as is common for commercial banks. Any change in the fair value of the portfolio assets is reflected in unrealized appreciation (depreciation) of investments (and a corresponding increase or decrease in shareholders' equity), but has no impact on net operating income.

     For the quarters ended March 31, 1996, and 1995, the Company recorded net increases in unrealized appreciation of investments before income taxes of $2,241,000 and $1,603,000, respectively.

     The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the first quarter of 1995 and 1996.



                                          QUARTER ENDED MARCH 31,
                                          -----------------------
                                          1995              1996
- - -----------------------------------------------------------------
                                               (IN THOUSANDS)
LOANS:
Ashe Industries, Inc.                       $            $(1,750)
Tower Environmental, Inc.                                    250
Zortec Holdings, Inc.                          100
Quality Care Networks                         (100)
Medical Associates of America, Inc.                        1,100
Electronic Merchant Services, Inc.                          (200)
Cougar Power Products, Inc.                                 (250)

WARRANTS AND EQUITY SECURITIES:
Educational Medical, Inc.                                    400
Associated Response Services, Inc.                           600
Factory Card Outlet of America Ltd.                          171
Potomac Group, Inc.                                          956
Capital Network System, Inc.                                 250
Premiere Technologies, Inc.                                1,178
American Remedial Technologies, Inc.                        (230)
DentureCare, Inc.                              100
Intermed Healthcare Systems, Inc.              492
TermNet Merchant Services, Inc.                587
National Vision Associates, Ltd.               183
PMT Services, Inc.                             143
Medical Associates of America, Inc.            250
Republic Automotive Parts, Inc.               (240)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had $78,000 in cash and cash equivalents and approximately $8.3 million of publicly-traded securities, which have an ascertainable market value and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions. See the Summary of Significant Accounting Policies in the Notes to the Financial Statements.

     The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions.

     During the first quarter of 1996, the Company borrowed an additional $10.0 million from the SBA, bringing total SBA borrowings to a total of $83.3 million at March 31, 1996. Each borrowing from the SBA has a term of ten years and can be prepaid without penalty after five years. The average interest rate on these borrowings is 7.0% and none of these borrowings mature prior to 2002. Based on the Company's leverageable capital (as defined by the SBA), it is eligible to borrow up to a total of $90.0 million from the SBA, the maximum amount of SBA loans available to an SBIC. Given the increased demand for borrowings under the SBA sponsored SBIC debenture program and concurrent decrease in funds appropriated by Congress to the SBA, no assurances can be given as to the amount of additional SBA borrowing that will be available to the Company.

     As of March 31, 1996, the Company had a $50.0 million revolving credit facility with First Union National Bank and various other lenders. Amounts outstanding under the credit facility bear interest at a variable rate based on LIBOR plus 1.75% (approximately 7.19% at March 31, 1996) and are secured by all of the Company's assets. This credit facility matures on December 27, 1998.
As of March 31, 1996, there were $24,916,000 outstanding under this facility. The credit facility requires that the Company must obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA.

     In order to manage the interest rate risk associated with the variable interest rate provided for under the Company's credit facility, the Company entered into an interest rate swap agreement that effectively converts the variable rate on a portion of the credit facility to a fixed rate of 8.15% per annum. Under this agreement, the Company can convert up to $30.0 million borrowed under the credit facility to this fixed rate in $3.0 million increments per month beginning April 1996.

     The Company believes that anticipated borrowings from the SBA and under the Company's credit facility, together with cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the middle of 1996. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from the SBA (to the extent allowed) and other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurance that such additional funding will be available on terms acceptable to the Company.

IMPACT OF INFLATION

     The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company's investments.

- - ---------------------

RISKS

     The significant risks inherent in the Company's business, which primarily consists of making loans to small businesses, are set forth in part in the Company's 1995 Annual Report and should be kept in mind when evaluating the Company's financial performance.

PORTFOLIO TURNOVER

     During the quarter ended March 31, 1996, the Company made loans to 28 companies totaling approximately $32.0 million and experienced five repayments (either partial or full) aggregating $4.8 million. During the quarter ended March 31, 1995, the Company made loans to 26.0 companies totaling approximately $28 million and experienced two repayments (either partial or full) aggregating approximately $1.6 million. The Company can not control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty and the first loans made by the Company begin maturing in May 1997.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      Exhibit 11   Computation of Earnings Per Share

      Exhibit 27   Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIRROM CAPITAL CORPORATION




 Date: May 15, 1996                 By: /s/ Carl W. Stratton
                                       -------------------------
                                         Carl W. Stratton
                                         Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                       Description
- - -----------         ------------------------------------------
Exhibit 11          Computation of Earnings Per Share


Exhibit 27          Financial Data Schedule (for SEC use only).