Form 10-Q/A
period 1996-03-31
SIRROM CAPITAL CORP
filed 1996-05-30
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-QA-1


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

                              TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                                 Page Number
                                                                                                 -----------
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1995 and March 31, 1996. . . . . . . . . . . . . . . . . . .        3

Statements of Operations for the Three Months Ended March 31, 1995 and March 31, 1996. . . . .        4

Statements of Cash Flows for the Three Months Ended March 31, 1995 and March 31, 1996. . . . .        5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

Portfolio of Investments as of December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .       10

Portfolio of Investments as of March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .       18


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

Financial Condition, Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . .       28

Impact of Inflation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Risks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Portfolio Turnover . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . .       30

ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .       30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31


                           SIRROM CAPITAL CORPORATION

                                 BALANCE SHEETS



                                                                          December 31,           March 31,
                                                                          ------------          ------------
                                                                              1995                  1996
ASSETS                                                                    ------------          ------------
                                                                                                (unaudited)
Investments, at fair value:
  Loans                                                                   $144,854,517          $166,936,281
  Equity Interests                                                        $ 15,912,467          $ 22,548,818
  Warrants                                                                $ 11,513,183          $ 11,198,843
                                                                          ------------          ------------
     Total Investments (cost of $162,466,881 and
      $188,430,081, respectively)                                         $172,280,167          $200,683,942


Cash and cash equivalents                                                 $    195,069          $     78,283
Interest receivable                                                       $  2,119,567          $  2,534,774
Accounts receivable                                                       $          0          $          0
Debenture costs (less accumulated amortization of
      $383,279 and $570,175, respectively)                                $  2,020,030          $  2,095,634
Furniture and equipment (less accumulated
    depreciation of $18,565 and $29,273, respectively)                    $    203,860          $    214,734
Other assets                                                              $    211,165          $    598,473
                                                                          ------------          ------------
     Total assets                                                         $177,029,858          $206,205,840
                                                                          ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Debentures payable to Small Business Administration                    $ 73,260,000          $ 83,260,000
   Revolving credit facility                                              $ 13,200,000          $ 24,916,000
   Interest payable                                                       $    936,818          $  1,281,333
   Accrued taxes payable                                                  $  1,073,525          $  2,310,268
   Accounts payable and accrued expenses                                  $    213,901          $     32,016
                                                                          ------------          ------------
       Total liabilities                                                  $ 88,684,244          $111,799,617
                                                                          ------------          ------------


Shareholders' Equity:
   Common stock                                                           $ 73,919,184          $ 73,919,184
   Notes receivable from employees                                        $ (1,980,000)         $ (1,980,000)
   Undistributed net realized earnings                                    $  6,593,144          $ 10,413,193
   Unrealized appreciation of investments                                 $  9,813,286          $ 12,053,846
                                                                          ------------          ------------
       Total shareholders' equity                                         $ 88,345,614          $ 94,406,223
                                                                          ------------          ------------
       Total liabilities and shareholders' equity                         $177,029,858          $206,205,840
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
                                                                   ==========            ==========



                      See notes to financial statements.

                           SIRROM CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (unaudited)



                                                                         Three months          Three months
                                                                             ended                 ended
                                                                         March 31, 1995        March 31, 1996
                                                                         --------------         --------------
OPERATING ACTIVITIES:
Net increase in partners' capital and shareholders'
     equity resulting from operations                                     $  2,864,033          $  8,451,338
Adjustments to reconcile net increase to net cash provided
    by operating activities:
    Net unrealized (appreciation) depreciation of investments             $ (1,602,920)         $ (2,240,559)
    Realized (gain) loss on investments                                   $    (49,795)         $ (5,756,489)
    Amortization of debenture costs                                       $     28,509          $    186,897
    Increase in interest receivable                                       $   (169,440)         $   (415,185)
    Increase (decrease) in accounts payable and
       accrued expenses                                                   $    119,135          $   (181,886)
    Amortization of organization costs                                    $      1,500          $      1,500
    Depreciation of fixed assets                                          $      1,622          $     10,709
    (Increase) decrease in accounts receivable                            $   (587,400)         $          0
    Increase in accrued taxes payable                                     $   (441,804)         $  1,236,743
    Increase in interest payable                                          $    121,831          $    344,515
                                                                          ------------          ------------
        Net cash provided by operating activities                         $    285,271          $  1,637,584
                                                                          ------------          ------------
INVESTING ACTIVITIES:
    Proceeds from sale of investments                                     $  4,162,187          $ 12,506,905
    Investments originated or acquired                                    $(28,619,362)         $(32,714,000)
    Purchase of fixed assets                                              $    (45,976)         $    (21,237)
    Increase in other assets                                              $          0          $   (588,808)
                                                                          ------------          ------------
        Net cash used in investing activities                             $(24,503,151)         $(20,817,140)
                                                                          ------------          ------------

FINANCING ACTIVITIES:
    Proceeds from debentures payable to Small
        Business Administration                                           $          0          $ 10,000,000
    Proceeds from revolving credit facilities                             $  8,475,596          $ 29,703,000
    Repayment of credit facility borrowings                               $(10,820,847)         $(17,987,000)
    Increase in debenture costs                                           $    110,351          $   (262,500)
    Issuance of common stock                                              $ 26,508,058          $          0
    Payment of dividends                                                  $          0          $ (2,390,730)
    Distribution of capital gains                                         $          0          $          0
                                                                          ------------          ------------
        Net cash provided by financing activities                         $ 24,273,158          $ 19,062,770
                                                                          ------------          ------------

Increase (decrease) in cash and cash equivalents                          $     55,278          $   (116,786)
Cash and cash equivalents, beginning of period                            $    137,247          $    195,069
                                                                          ------------          ------------
Cash and cash equivalents, end of period                                  $    192,525          $     78,283
                                                                          ============          ============


Supplemental disclosures of cash flow information:
       Interest paid                                                      $    877,041          $  1,398,134
                                                                          ============          ============
       Taxes paid                                                         $    591,322          $    951,116
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


     The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its net assets through equity interests primarily in small, privately owned companies. The Company targets small businesses that the Company believes meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations.


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



     The Company's investments in stocks of public companies that it is not permitted to sell in the public market as a result of securities laws restrictions, lock-up agreements or other similar restrictions are valued at 70% of market value at the balance sheet date. All other publicly traded stocks are valued at 90% of market value at the balance sheet date.




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

Description of Loans Terms


     The loans to small business concerns included in investments bear interest at rates ranging from 4.00% to 14.00%. Typically, interest is payable in monthly or quarterly installments over five years with the entire principal amounts due at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees.


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


     The Company currently intends to meet the RIC qualifications in future years. Therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments.


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
                                              -----------
                                              $83,260,000


     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the period ended March 31, 1996 totaled $1,317,446.


4. REVOLVING CREDIT FACILITY


     During December 1995, the Company entered into a new revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks, whereby it may borrow up to $50,000,000 at LIBOR plus 1.75% (7.19% at March 31, 1996). As of March 31, 1996, $24,916,000 was outstanding. This agreement expires on December 27, 1998.



     Interest expense related to the line of credit for the period ended March 31, 1996 was $472,536.


     The Company entered into an interest rate swap agreement that effectively converts the variable rate of $30,000,000 of borrowings on the revolving credit facility to a fixed rate of 8.15%. Under the agreement, the Company has exchanged the interest rate difference between the fixed and variable rates on incremental amounts of $3,000,000 a month beginning in April 1996.

5. INCOME TAXES


     For the period ended March 31, 1996, the Company provided for taxes of $2,134,960 on realized long-term capital gains not distributed to shareholders.



6. EMPLOYEE STOCK OPTION PLAN



In February 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") that permits the issuance of options to purchase shares of the Company's Common Stock to selected employees. The 1996 Plan reserves 390,000 shares of Common Stock for grant and provides that the terms of each award be determined by a committee of the Board of Directors. Under the terms of the 1996 Plan, the options' exercise price may not be less than the fair market value of a share of Common Stock on the date of grant. In February 1996, the Company granted to George Miller, the Company's Chief Executive Officer, and Kathy Harris, a Vice President of the Company, options to purhcase 56,966 and 50,000 shares, respectively, at $18.625 a share. The options vest 20% each year from the date of grant. These options are expressly conditioned upon shareholder approval and the exercise price approximates the fair market value of a share of common stock on the date of grant.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
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

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
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

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
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

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- ------------------------------------------------  --------   --------   ------------   ------------
Tower Environmental, Inc........................  05/30/95     12.50%   $    150,000   $    150,000
Trade Am International, Inc.....................  09/30/00     12.75       4,000,000      4,000,000
Treasure Coast Pizza Co.........................  07/29/98     12.00         841,500        845,760
Truckload Management Services, Inc..............  03/14/98     13.00         150,000        150,000
Unique Electronics, Inc.........................  11/30/99     10.70         600,000        600,000
Universal Marketing Corporation.................  01/31/00     13.50         500,000        500,000
Valdawn, L.L.C..................................  04/13/00     13.50       2,399,974      2,400,000
Viking Moorings Acquisition, L.L.C..............  12/15/00     13.00       1,655,500      1,661,242
WWR Technology, Inc.............................  11/01/97     13.00         524,700        528,128
Zahren Alternative Power Corp...................  01/30/00     13.00         495,000        495,083
Zahren Alternative Power Corp...................  11/27/99     13.00       1,980,000      1,985,679
                                                                        ------------   ------------
  Total Loans...................................                        $147,018,924   $144,854,517
                                                                         ===========    ===========

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995


                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
- -----------------------------------------------------  -----------------   -----------   -----------
PUBLICLY TRADED INVESTMENTS
National Vision Associates, Ltd.
  Common Stock -- restricted.........................        208,698       $ 1,771,149   $   563,485
Concept Technologies Group, Inc. Common Stock --
  restricted.........................................         23,408             5,300        30,723
Moovies Inc.
  Common Stock.......................................        156,110            16,561     1,475,240
                                                                           -----------   -----------
          Subtotal...................................                        1,793,010     2,069,448
                                                                           -----------   -----------
EQUITY INVESTMENTS IN PRIVATE COMPANIES
National Recovery Technologies, Inc.
  Preferred Stock -- Series A........................         20,000                --            --
Premiere Technologies, Inc.
  Common Stock.......................................          8,000           100,400     1,280,000
Medical Associates of America, Inc.
  Preferred Stock -- Series A........................         66,667                --            --
Viking Moorings Acquisition, L.L.C.
  Membership interest in L.L.C.......................           6.50%          344,500       344,500
Nelson Juvenile Products, L.L.C.
  Membership interest in L.L.C.......................          30.00%               --            --
Skillsearch Corporation
  Common Stock.......................................          2,241           250,035       250,035
Potomac Group, Inc.
  Preferred Stock -- Series A........................        800,000         1,000,000     1,232,966
Potomac Group, Inc.
  Common Stock.......................................        240,000            60,000       370,504
Kentucky Kingdom, Inc.
  Common Stock.......................................         11,671           258,300     1,539,603
Golf Corporation of America, Inc.
  Common Stock.......................................        100,000           100,000       100,000
International Risk Control, Inc.
  Preferred Stock -- Series A........................        200,000            50,000        50,000
DentureCare, Inc.
  Preferred Stock -- Series D........................         49,342           300,000       300,000
Unique Electronics, Inc.
  Preferred Stock -- Series A........................      1,000,000         1,000,000     1,000,000
Pipeliner Systems, Inc.
  Preferred Stock -- Series D........................          5,000         1,000,000     1,000,000
Front Royal, Inc.
  Common Stock.......................................        110,000           275,000       275,000
Ocutec Acquisition Corporation
  Preferred Stock -- Series A........................      1,539,867         1,539,867     1,539,867
Fycon Technologies, Inc.
  Preferred Stock -- Series A........................        800,000           800,000       800,000
Carter Kaplan Holdings, L.L.C.
  Membership interest in LLC.........................          24.00%            6,100         6,100

                           SIRROM CAPITAL CORPORATION

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
- -----------------------------------------------------  -----------------   -----------   -----------
Virginia Gas Company
  Preferred Stock -- Series A........................          2,000%      $ 2,000,000   $ 2,000,000
Johnston County Cable, L.P.
  Class A Interest in L.P............................          11.11           100,000       100,000
Eastern Food Group, L.L.C.
  Class B Preferred Stock............................          7,500           754,444       754,444
Dalcon International, Inc.
  Series B Preferred Stock...........................        850,000           850,000       490,000
Zahren Alternative Power Corporation
  Common Stock.......................................            700           210,000       210,000
Zahren Alternative Power Corporation
  Preferred Stock....................................            200           200,000       200,000
                                                                           -----------   -----------
          Subtotal...................................                       11,198,646    13,843,020
                                                                           -----------   -----------
          Total Equity Interests.....................                      $12,991,656   $15,912,467
                                                                           ===========   ===========

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                                          COST OR
                                              NUMBER OF     PERCENTAGE  CONTRIBUTED
                 WARRANTS                      SHARES       OWNERSHIP      VALUE        FAIR VALUE
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

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                                          COST OR
                                              NUMBER OF     PERCENTAGE  CONTRIBUTED
                 WARRANTS                      SHARES       OWNERSHIP      VALUE        FAIR VALUE
- ------------------------------------------  -------------   ---------   ------------   ------------
Innotech, Inc.............................        521,220      4.00%    $     20,000   $    300,000
In-Store Service, Inc.....................            429     12.50           12,000         12,000
Intermed Healthcare Systems, Inc..........         11,884     10.50            7,500             --
International Manufacturing and Trade,
  Inc.....................................            482     29.94            5,000             --
Johnston County Cable, L.P................    27.5% of LP     27.50           10,000         10,000
Kryptonics, Inc...........................          1,255      9.00               --             --
Lovett's Buffet, Inc......................        204,219      5.00               --             --
MBA Marketing Corporation.................             26      4.00           18,000             --
Money Transfer Systems, Inc...............             45      4.31            4,000          4,000
Moore Diversified Products, Inc...........             12     10.68               --             --
Multimedia Learning, Inc..................            202      6.09               --             --
Nationwide Engine Supply, Inc.............        882,353     15.00           25,000         25,000
NRI Service and Supply, L.P...............    27.5% of LP     27.50           25,000         25,000
OcuTec Corp...............................        222,222      6.13               --             --
One Stop Acquisitions, Inc................            794     24.40               --        500,000
Orchid Manufacturing Group, Inc...........      1,719,047      4.50           40,000        540,000
Palco Telecom Services, Inc...............        157,895      5.00               --             --
Patton Management Corporation.............             12     10.00               --        300,000
Pharmaceutical Research Assoc., Inc.......        150,114      7.82           20,000         20,000
Pipeliner Systems, Inc....................      2,080,000     20.38           20,000         20,000
Plymouth, Inc.............................         92,647     15.00               --             --
Potomac Group, Inc........................        239,115      1.85          125,000        368,530
Precision Fixtures & Graphics, Inc........            132      5.00               --             --
Precision Panel Products, Inc.............            122      8.25           15,000         15,000
Premiere Technologies, Inc................         23,863      2.08           20,000      3,820,000
Quest Group International, Inc............         44,444     10.00          125,000        125,000
Radio Systems Corporation.................        129,734      7.27           94,275        330,000
SkillSearch Corporation...................          2,381      7.59          254,000        119,000
Summit Publishing Group, Inc..............          6,296     24.50           15,000         15,000
Suncoast Medical Group, Inc...............        330,245     13.82           20,000         20,000
Suprex Corporation........................      1,058,179      3.45               --          7,500
Tower Environmental, Inc..................             82     10.07           20,000             --
Trade Am International, Inc...............        335,106      6.00               --             --
Treasure Coast Pizza Company..............             51     10.00            8,500          8,500
Valdawn, L.L.C............................          2,658     21.00               26             26
Unique Electronics, Inc...................         55,732     20.00               --             --
Universal Marketing Corporation...........            111     10.00               --             --
Virginia Gas Company......................            525      6.00               --             --
Zahren Alternative Power Corp.............          1,108      5.00           25,000         25,000
                                                                        ------------   ------------
          Total Warrants..................                                 2,456,301     11,513,183
                                                                        ------------   ------------
          Total Investments...............                              $162,466,881   $172,280,167
                                                                        ============   ============

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                              AS OF MARCH 31, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Affinity Fund, Inc.........................  06/29/98       12.50%     $  1,485,000     $  1,495,682
Affinity Fund, Inc.........................  03/10/00       14.00         1,000,000        1,000,000
Affinity Fund, Inc.........................  12/28/98       12.50           495,000          495,332
Amscot Holdings, Inc.......................  05/26/00       14.00           800,000          800,000
Amscot Holdings, Inc.......................  09/20/00       14.00           200,000          200,000
Ashe Industries, Inc.......................  12/28/97       12.50           990,000          146,512
Ashe Industries, Inc.......................  03/25/99       12.50           445,500          197,300
Ashe Industries, Inc.......................  05/18/99       12.50           544,500          196,524
Ashe Industries, Inc.......................  06/12/96       14.00           750,000          100,000
Ashe Industries, Inc.......................  06/12/96       14.00           285,546          285,546
Associated Response Services, Inc..........  06/20/99       12.50         1,386,000        1,391,126
Associated Response Services, Inc..........  02/15/00       12.50           335,000          335,000
Associated Response Services, Inc..........  01/06/00       12.50           300,000          300,000
Assured Power, Inc.........................  10/01/00       13.50           700,000          700,000
B & N Company, Inc.........................  08/08/00       12.50         2,970,000        2,974,000
B & N Company, Inc.........................  03/28/01       13.00           990,000          990,167
BankCard Services Corporation..............  01/21/98       13.00           297,000          298,950
BiTec Southeast, Inc.......................  10/31/97       12.50           445,500          448,575
BiTec Southeast, Inc.......................  11/30/98       12.50         1,188,000        1,193,600
BiTec Southeast, Inc.......................  10/31/97       12.50           445,500          447,525
BiTec Southeast, Inc.......................  08/01/99       13.50           521,321          521,321
C.J. Spirits, Inc..........................  05/01/97       13.50           750,171          455,796
Caldwell/VSR Inc...........................  02/28/01        4.00         1,500,000        1,500,000
Capital Network System, Inc................  11/30/98       12.50           990,000          994,843
Capital Network System, Inc................  01/18/99       12.50           990,000          994,509
Cardiac Control Systems, Inc...............  03/31/00       13.50         1,500,000        1,500,000
Carter Kaplan Holdings, L.L.C..............  06/22/00       14.00           594,000          594,600
CCS Technology Group, Inc..................  05/01/97       13.00           990,000          997,789
Cell Call, Inc.............................  11/04/97       12.75           990,000          996,846
CF Data Corp...............................  03/16/00       13.75         1,732,500        1,736,296
Champion Glove Manufacturing Co., Inc......  07/27/00       13.50         1,250,000        1,250,000
Clearidge, Inc.............................  09/29/99       13.00         2,000,000        2,000,000
Clearidge, Inc.............................  12/28/00       13.50           500,000          500,000
Colonial Investments, Inc..................  10/16/00       13.75           800,000          800,000
Consumat Systems, Inc......................  11/01/00       14.00           500,000          500,000
Consumat Systems, Inc......................  01/01/01       14.00           500,000          500,000
Consumat Systems, Inc......................  03/11/01       14.00           500,000          500,000
Consumer Credit Associates, Inc............  12/06/00       13.50         2,000,000        2,000,000
Consumer Credit Associates, Inc............  03/28/01       13.50         1,000,000        1,000,000
Continental Diamond Cutting Co.............  10/28/99       13.00         1,500,000        1,500,000
Continental Diamond Cutting Co.............  12/28/99       13.00           200,000          200,000
Continental Diamond Cutting Co.............  05/31/96       14.00           200,000          200,000
Corporate Flight Mgmt, Inc.................  12/04/97       12.50           346,500          348,819
Cougar Power Products, Inc.................  10/05/96       13.00           495,000          372,169
Cougar Power Products, Inc.................  10/05/96       13.00           495,000          370,249
Cougar Power Products, Inc.................  10/05/96       14.00           325,000          325,000
Dalcon International, Inc..................  01/31/02       13.00           150,000          150,000
Dalcon International, Inc..................  01/31/00       13.00           200,000          200,000
Dalcon International, Inc..................  05/15/96       13.00            45,000           45,000

                           SIRROM CAPITAL CORPORATION

                              AS OF MARCH 31, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Dalt's, Inc................................  04/28/01       13.50%     $  2,000,000     $  2,000,000
DentureCare, Inc...........................  07/29/99       11.50           990,000          993,507
DentureCare, Inc...........................  11/03/00       14.00           111,150          111,150
DentureCare, Inc...........................  08/31/00       14.00           800,000          800,000
DentureCare, Inc...........................  01/11/01       12.50           550,000          550,000
Eastern Food Group L.L.C...................  08/30/00        8.00           500,000          500,000
Eastern Food Group L.L.C...................  12/20/00        8.00           200,000          200,000
Eastern Food Group L.L.C...................  01/21/01        8.00           200,000          200,000
Eastern Food Group L.L.C...................  02/14/01        8.00           265,000          265,000
Educational Medical Inc....................  03/31/00       14.00         2,200,000        2,200,000
Electronic Merchant Services...............  02/27/00       13.50         1,237,500        1,040,204
Electronic Merchant Services...............  02/29/96       14.00           272,450          272,450
Electronic Merchant Services...............  02/29/96       14.00           134,000          134,000
Emerald Pointe Waterpark, L.P..............  04/29/99       12.50           594,000          596,300
Emerald Pointe Waterpark, L.P..............  03/09/00       13.50           400,000          400,000
Encore Orthopedics, Inc....................  07/31/00       13.50         2,620,985        2,677,838
Encore Orthopedics, Inc....................  02/28/01       13.00         1,667,680        1,678,758
Express Shipping Centers, Inc..............  09/22/00       13.25         1,697,598        1,762,047
Factory Card Outlet of America Ltd.........  11/15/00       12.50         3,670,917        3,698,772
Front Royal, Inc...........................  10/01/99       13.00         1,550,000        1,550,000
Front Royal, Inc...........................  12/27/99       13.00           675,000          675,000
Fycon Technologies, Inc....................  05/16/00       10.00           450,000          450,000
Fycon Technologies, Inc....................  08/30/00       14.00         1,000,000          800,000
Fycon Technologies, Inc....................  12/17/00       14.00           100,000          100,000
Gardner Wallcovering, Inc..................  03/28/01       13.50         1,485,000        1,485,250
Gates Communications, L.P..................  12/31/98       12.50           990,000          994,676
Gitman and Company.........................  12/31/00       14.00         1,700,000        1,700,000
Global Finance and Leasing, Inc............  01/03/00       13.00         1,500,000        1,500,000
Gold Medal Products, Inc...................  11/19/00       13.50         1,250,000        1,250,000
Gold Medal Products, Inc...................  02/15/01       13.00            25,000           25,000
Golf Corporation of America, Inc...........  09/16/99       11.00           300,000          300,000
Golf Corporation of America, Inc...........  12/28/00       14.00           200,000          200,000
Golf Corporation of America, Inc...........  12/29/00       10.00           455,589          455,589
Golf Video, Inc............................  03/27/01       14.00           250,000          250,000
Gulfstream International Airlines, Inc.....  07/29/99       13.00         1,490,000        1,495,010
Gulfstream International Airlines, Inc.....  09/25/00       14.00         1,000,000        1,000,000
Horizon Medical Products, Inc..............  09/22/00       13.75         1,500,000        1,500,000
Hoveround Corporation......................  06/11/98       13.00           495,000          497,617
Hoveround Corporation......................  11/08/99       13.50           250,000          250,000
Hoveround Corporation......................  03/08/00       14.00           250,000          250,000
HSA International..........................  01/04/01       14.00         1,485,000        1,485,750
Hunt Incorporated..........................  03/31/00       14.00         3,300,000        3,300,000
I.S. Acquisition, LLC......................  04/01/01       14.00         2,000,000        2,000,000
In Store Services, Inc.....................  04/19/00       14.00         1,188,000        1,190,400
Innotech, Inc..............................  03/22/99       13.00         1,980,000        1,988,325
Intermed Healthcare Systems, Inc...........  06/29/99       12.00           742,500          745,250
Intermed Healthcare Systems, Inc...........  02/10/00       14.00           375,000          375,000
Johnston County Cable L.P..................  08/31/00       14.00         1,990,000        1,991,169
Kentucky Kingdom, Inc......................  04/04/99        8.75           250,000          250,000

                           SIRROM CAPITAL CORPORATION

                              AS OF MARCH 31, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Kentucky Kingdom, Inc......................  01/05/98       12.50%     $  1,980,000     $  1,992,988
Kentucky Kingdom, Inc......................  09/26/99       10.50         1,200,000        1,200,000
Kentucky Kingdom, Inc......................  03/01/00       14.00           835,000          835,000
Kentucky Kingdom, Inc......................  11/06/00       12.50         1,500,000        1,500,000
Kentucky Kingdom, Inc......................  09/15/96       14.00         2,000,000        2,000,000
Kryptonics, Inc............................  12/14/00       12.90         2,500,000        2,500,000
Lovett's Buffet, Inc.......................  04/01/00       13.00         2,250,000        2,250,000
MBA Marketing Corporation..................  02/04/99       12.50         1,782,000        1,789,800
Medical Associates of America, Inc.........  11/01/97       12.50           385,000          392,000
Midbrook Group, Inc........................  02/28/01       13.50         3,600,000        3,613,334
Money Transfer Systems, Inc................  07/24/00       14.00           247,500          247,878
Money Transfer Systems, Inc................  12/20/00       14.00           148,500          148,600
Money Transfer Systems, Inc................  03/01/01       14.00           148,500          148,525
Moore Diversified Products, Inc............  06/16/00       13.50           800,000          800,000
Moovies Inc................................  04/18/00       13.50         1,485,000        1,488,000
Moovies Inc................................  01/04/01       13.00         1,980,000        1,980,999
Multicom Publishing, Inc...................  03/29/01       13.00         2,200,000        2,213,333
Multimedia Learning, Inc...................  05/08/00       14.00         1,500,000        1,500,000
Nationwide Engine Supply L.P...............  01/12/99       12.00         2,475,000        2,486,259
Nelson Juvenile Products L.L.C.............  10/31/00       14.00         2,000,000        2,000,000
Novavision Inc.............................  06/21/99       10.00         1,000,000        1,000,000
Novavision Inc.............................  06/21/00       10.00           350,000          350,000
Novavision Inc.............................  10/16/00       10.00           100,000          100,000
Novavision Inc.............................  12/04/01       10.00           386,500          386,500
NRI Service and Supply L.P.................  02/13/00       14.00         2,475,000        2,480,838
Orchid Manufacturing Group, Inc............  09/14/00       13.00         2,960,000        2,962,668
Orchid Manufacturing Group, Inc............  12/28/00       13.50         1,000,000        1,000,000
PFIC Corporation...........................  02/28/01       13.00         1,000,000        1,000,000
Palco Telecom Service, Inc.................  11/22/99       12.00         1,300,000        1,300,000
Patton Management Corporation..............  05/26/00       13.50         1,900,000        1,900,000
Pharmaceutical Research Assoc., Inc........  08/10/00       13.50         1,980,000        1,982,664
Pipeliner Systems, Inc.....................  09/30/98       13.00           980,000          990,323
P. A. Plymouth Inc.........................  09/28/00       13.00         1,000,000        1,000,000
Precision Fixtures & Graphics, Inc.........  07/31/10        7.76         1,100,000          700,000
Precision Fixtures & Graphics, Inc.........  05/26/00        7.76           250,000          250,000
Precision Fixtures & Graphics, Inc.........  11/07/00        7.76           200,000          200,000
Precision Fixtures & Graphics, Inc.........  12/27/00        7.76           100,000          100,000
Precision Fixtures & Graphics, Inc.........  07/10/00        7.76           135,000          135,000
Precision Fixtures & Graphics, Inc.........  08/28/00        7.76           110,000          110,000
Precision Fixtures & Graphics, Inc.........  12/12/00        7.76           200,000          200,000
Precision Fixtures & Graphics, Inc.........  01/28/01        7.76           200,000          200,000
Precision Fixtures & Graphics, Inc.........  02/15/01        7.76           100,000          100,000
Precision Fixtures & Graphics, Inc.........  02/19/01        7.76           100,000          100,000
Precision Fixtures & Graphics, Inc.........  03/07/01        7.76           100,000          100,000
Precision Panel Products, Inc..............  01/11/00       12.75         1,485,000        1,488,750
Pritchard Paint & Glass Co.................  02/14/01       14.00         1,100,000        1,100,000
Quest Group International, Inc.............  11/15/00       13.25         1,125,000        1,135,415
Radio Systems Corporation..................  12/27/99       13.00           905,725          930,861
SkillSearch Corporation....................  02/05/98       13.00           496,000          498,746

                           SIRROM CAPITAL CORPORATION

                              AS OF MARCH 31, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Southern Specialty Group...................  06/30/01       14.00%     $  1,732,500     $  1,733,376
Summit Publishing Group, Inc...............  03/17/99       12.00         1,485,000        1,491,250
Suncoast Medical Group, Inc................  09/14/99       13.50           485,000          490,248
Suncoast Medical Group, Inc................  06/07/00       14.00           495,000          495,332
Suncoast Medical Group, Inc................  02/23/01       14.00           495,000          495,166
TCOM Systems, Inc..........................  02/05/98       13.00           546,853          546,853
Tower Environmental, Inc...................  11/30/98       10.00         2,440,000        2,451,990
Tower Environmental, Inc...................  05/30/95       12.50           150,000          150,000
Trade Am International, Inc................  09/30/00       12.75         4,000,000        4,000,000
Treasury Coast Pizza Company...............  07/29/98       12.00           841,500          846,186
Urethane Technologies, Inc.................  03/16/01       13.50         1,636,520        1,642,578
Unique Electronics, Inc....................  11/30/99       10.70           600,000          600,000
Universal Marketing Corporation............  01/31/00       13.50           500,000          500,000
Valdawn L.L.C..............................  04/13/00       13.50         2,399,974        2,400,000
Viking Moorings Acquisition, LLC...........  12/15/00       13.00         1,655,500        1,678,468
Voice FX...................................  01/23/01       13.50         2,324,000        2,332,799
WWR Technology, Inc........................  11/01/97       13.50           524,700          528,392
Zahren Alternative Power Corp..............  01/30/00       13.00           495,000          495,328
Zahren Alternative Power Corp..............  11/27/99       13.00         1,980,000        1,986,696
                                                                       ------------     ------------
  Total Loans..............................                            $169,895,679     $166,936,281
                                                                       ============     ============

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS

                              AS OF MARCH 31,1996

                                  (UNAUDITED)


                                                             Number of        Cost or
EQUITY INTERESTS                                        Shares/Percentage   Contributed
                                                             Ownership         Value            Fair Value
                                                             ---------         -----            ----------
PUBLICLY TRADED INVESTMENTS
National Vision Associates, Ltd. (a)
        Common Stock - restricted                            208,698         $1,771,149          $563,485

Concept Technologies Group, Inc. (a)
        Common Stock - restricted                             23,408             $5,300           $22,792

Moovies Inc. (a)
        Common Stock                                         156,110            $16,561        $1,529,878

Premiere Technologies, Inc. (a)
        Common Stock                                         378,360                 $0        $6,157,809
                                                                             ----------        ----------
               Subtotal                                                      $1,793,010        $8,273,964
                                                                             ----------        ----------
EQUITY INVESTMENTS IN PRIVATE COMPANIES
National Recovery Technologies, Inc.
        Preferred Stock - Series A                            20,000                 $0                $0

Medical Associates of America
        Preferred Stock - Series A                            66,667                 $0                $0

Skillsearch Corporation
        Common Stock                                           2,241           $250,035          $250,035

Potomac Group
        Preferred Stock - Series A                           800,000         $1,000,000        $2,000,000

Potomac Group
       Common Stock                                          254,115            $63,529          $635,288

Kentucky Kingdom, Inc.
        Common Stock                                          13,260           $258,316        $1,539,620

Golf Club of America
        Common Stock                                         100,000           $100,000          $100,000

International Risk Control, Inc.
        Preferred Stock - Series A                           200,000            $50,000           $50,000

DentureCare, Inc.
        Preferred Stock - Series D                            49,342           $300,000          $300,000

Unique Electronics, Inc.
        Preferred Stock - Series A                         1,000,000         $1,000,000        $1,000,000

Pipeliners Systems, Inc.
        Preferred Stock - Series D                             5,000         $1,000,000        $1,000,000

Front Royal, Inc.
        Common Stock                                         110,000           $275,000          $275,000

Ocutec Aquisition Corporation
        Preferred Stock - Series A                         1,539,867         $1,539,867        $1,539,867

                                                          Number of               Cost or
EQUITY INTERESTS                                      Shares/Percentage        Contributed
                                                          Ownership               Value            Fair Value
                                                          --------                -----            ----------
Fycon Technologies, Inc.
        Preferred Stock - Series A                           800,000           $800,000          $500,000

Carter Kaplan Holdings L.L.C.
        Membership interest in L.L.C.                          24.00%            $6,100            $6,100

Virginia Gas Company
        Preferred Stock - Series A                             2,000         $2,000,000        $2,000,000

Johnston County Cable L.P.
         Class A Interest in L.P.                     11.11% of L.P.           $100,000          $100,000

Eastern Food Group L.L.C.
      Class B Preferred Units                                  7,500           $754,444          $654,444

Dalcon International, Inc.
       Series B Preferred Stock                              850,000           $850,000          $490,000

Zahren Alternative Power Corporation
     Common Stock                                                700           $210,000          $210,000

Zahren Alternative Power Corporation
     Preferred Stock                                             200           $200,000          $200,000

Viking Moorings Acquisition, L.L.C.
     Membership interest in L.L.C.                              6.50%          $344,500          $344,500

Electronic Merchant Services
     Series B Preferred Stock                                    163                 $0                $0

Nelson Juvenile Products L.L.C.
     Membership interest in LP                                 30.00%                $0                $0

Pharmaceutical Research Associates Inc.
     Class F Preferred Stock                                  29,195           $190,000          $190,000

Caldwell/VSR Inc.
     Preferred Stock                                             890           $890,000          $890,000
                                                                            -----------       -----------
      Subtotal                                                              $12,181,791       $14,274,854
                                                                            -----------       -----------
    TOTAL EQUITY INTERESTS                                                  $13,974,801       $22,548,818
                                                                            -----------       -----------

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS

                              AS OF MARCH 31,1996

                                  (UNAUDITED)


                                                                                         Cost or
                                                            Number of     Percentage   Contributed
                                                           Shares/Units   Ownership       Value          Fair Value
                                                             ------       ---------       -----          ----------
STOCK WARRANTS
Affinity Fund, Inc.                                            1,725          8.62%        $20,000          $600,000
Amscot Holdings, Inc.                                          1,121         17.50%             $0                $0
Ashe Industries, Inc.                                            216         16.52%        $20,000                $0
Associated Response Services, Inc.                               343         34.30%        $14,000        $1,000,000
Assured Power, Inc.                                              374         16.00%             $0                $0
Auto Rental Systems, Inc.                                    144,869          8.00%             $0          $285,000
B & N Company, Inc.                                               33          4.00%        $40,000           $40,000
BankCard Services Corporation                                149,261         28.00%         $3,000                $0
BiTec Southeast, Inc.                                            938         10.00%        $21,000          $100,000
C.J. Spirits, Inc.                                           180,000         10.00%         $7,500                $0
CF Data Corporation                                              257         20.50%        $17,500           $17,500
Caldwell/VSR Inc.                                                159         15.93%             $0                $0
Capital Network Systems, Inc.                                173,409          3.50%        $20,000          $250,000
Cardiac Control Systems, Inc.                                100,000          2.90%             $0          $150,000
CCS Technology Group, Inc.                                    30,000          2.00%        $10,000           $10,000
CellCall, Inc.                                                   332          1.23%        $10,000          $125,000
Champion Glove Manufacturing Co., Inc.                       538,614          6.88%             $0                $0
CLS Corporation                                              126,997          4.90%             $0                $0
Clearidge, Inc.                                              449,039          7.90%             $0                $0
Colonial Investments                                             194         18.00%             $0                $0
Consumat Systems, Inc.                                       250,000         20.00%             $0                $0
Consumer Credit Associates, Inc.                               3,669         15.50%             $0                $0
Continental Diamond Cutting Co.                                  112         12.22%             $0                $0
Corporate Flight Mgmt., Inc.                                  66,315         10.00%         $3,500          $100,000
Cougar Power Products, Inc.                                      336         22.61%        $10,000                $0
Dalcon International, Inc.                                   250,000         20.00%             $0                $0
Dalt's, Inc.                                                     125         25.00%             $0                $0
DentureCare, Inc.                                            546,545         12.65%        $10,000          $375,000
Electronic Merchant Services, Inc.                               430         12.50%        $12,500           $12,500
Eastern Food Group L.L.C.                                     17,647         15.00%             $0                $0
Educational Medical, Inc.                                     85,000          8.00%             $0          $400,000
Emerald Pointe Waterpark L.P.                              10% of LP         10.00%         $6,000          $250,000
Encore Orthopedics, Inc.                                     466,455          7.36%       $711,335          $711,335
Express Shipping Centers, Inc.                                73,752          3.00%       $552,402          $552,402
Factory Card Outlet of America Ltd.                           23,658          2.50%       $329,083          $500,000
Front Royal, Inc.                                            240,458          3.59%             $0          $420,000
Fycon Technologies, Inc.                                      58,677         15.00%             $0                $0
FX Direct                                                    233,112          8.00%       $176,000          $176,000
Gardner Wallcovering, Inc.                                         2          2.00%        $15,000           $15,000
Gates Communication, L.P.                                  47% of LP         47.00%        $10,000           $10,000
Global Finance and Leasing, Inc.                               5,000         25.00%             $0                $0
Gold Medal Products, Inc.                                     90,000         30.00%             $0                $0
Golf Corporation of America, Inc.                            300,000         31.50%             $0                $0
Golf Video, Inc.                                                  98         49.50%             $0                $0
Gulfstream International Airlines, Inc.                          271         21.00%        $10,000                $0
Horizon Medical Products, Inc.                                 9,486          8.25%             $0                $0
Hoveround Corporation                                          1,963         27.00%         $5,000          $325,000
HSA International                                            100,999         12.00%        $15,000           $15,000
Hunt Incorporated                                                309         10.00%             $0          $200,000
I. Schneid Holdings LLC                                   11% of LLC         11.00%             $0                $0
Innotech, Inc.                                                65,995          3.79%        $20,000          $268,100

                                                                                         Cost or
                                                          Number of       Percentage   Contributed
                                                         Shares/Units     Ownership       Value          Fair Value
                                                         ------------     ---------       -----          ----------
In Store Services, Inc.                                          429         12.50%        $12,000           $12,000
Intermed Healthcare Systems, Inc.                             11,884         10.25%         $7,500                $0
Johnston County Cable, L.P.                              27.5% of LP         27.50%        $10,000           $10,000
Kryptonics, Inc.                                               1,255          9.00%             $0                $0
Lovett's Buffet, Inc.                                        204,219          5.00%             $0                $0
MBA Marketing Corporation                                         28          4.29%        $18,000                $0
Midbrook Group Inc.                                            7.40%          7.40%       $400,000          $400,000
Money Transfer Systems, Inc.                                      45          4.00%         $5,500            $5,500
Moore Diversified Products, Inc.                                  12         11.00%             $0                $0
Moovies, Inc.                                                 20,000          0.20%        $20,000           $20,000
Multicom Publishing, Inc.                                    335,423          6.00%       $800,000          $800,000
Multimedia Learning, Inc.                                        202          6.00%             $0                $0
Nationwide Engine Supply, Inc.                               952,381         16.19%        $25,000           $25,000
NRI Service and Supply L.P.                              27.5% of LP         27.50%        $25,000           $25,000
Novavision, Inc.                                             222,222         10.00%             $0                $0
One Stop Acquisitions, Inc.                                      794         24.40%             $0          $500,000
Orchid Manufacturing Group, Inc.                           1,719,047          4.50%        $40,000          $540,000
PFIC Corporation                                               5,917          6.00%             $0                $0
Palco Telecom Service, Inc.                                  157,895          5.00%             $0                $0
Patton Management Corporation                                    426         10.00%             $0          $300,000
Pharmaceutical Research Associates, Inc.                     259,848          6.00%        $20,000           $20,000
Pipeliner Systems, Inc.                                    2,080,000         20.55%        $20,000           $20,000
Plymouth                                                      92,647         15.00%             $0                $0
Potomac Group, Inc.                                          225,000          1.90%       $125,000          $562,500
Precision Fixtures & Graphics Inc.                               132          5.00%             $0                $0
Precision Panel Products, Inc.                                   122          8.25%        $15,000           $15,000
Pritchard Paint & Glass                                       12,500         25.00%             $0                $0
Quest Group Int'l, Inc.                                       44,444         10.00%       $125,000          $125,000
Radio Systems Corporation                                    129,734          7.27%        $94,275          $330,000
SkillSearch Corporation                                        2,381          7.20%       $254,000          $119,000
Southern Specialty Brands, Inc.                               10,000         10.00%        $17,500           $17,500
Summit Publishing Group, Inc.                                  6,296         24.50%        $15,000           $15,000
Suncoast Medical                                             580,159         23.00%        $25,000           $25,000
Suprex Corporation                                         1,058,179          3.45%             $0            $7,500
The Ryland Co.                                                 1,518         20.50%             $0                $0
Tower Environmental, Inc.                                         82         10.07%        $20,000                $0
Trade Am International, Inc.                                 335,106          6.00%             $0                $0
Treasure Coast Pizza Company                                      51         10.00%         $8,500            $8,500
Valdawn L.L.C.                                                 2,658         21.00%            $26               $26
Unique Electronics, Inc.                                       80.00%        20.00%             $0                $0
Universal Marketing Corporation                                  111         10.00%             $0                $0
Urethane Technologies, Inc.                                  484,640          4.66%       $363,480          $363,480
Virginia Gas Company                                             525          6.00%             $0                $0
Zahren Alternative Power Corp.                                 1,168          9.80%        $25,000           $25,000

        Total Warrants                                                                  $4,559,601       $11,198,843
                                                                                      ------------      ------------

TOTAL INVESTMENTS                                                                     $188,430,081      $200,683,942
                                                                                      ============      ============



  (a) All publicly traded stocks that may not be sold in the public market as a result of securities laws restrictions, lock-up agreements or other similar restrictions are valued each month at 70% of market value at the balance sheet date. All other publicly traded stocks are valued at 90% of market value at the balance sheet date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's principal investment objectives are to achieve both a high level of income from interest on loans and fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. Therefore, the Company's loans are typically made in the form of secured debt with relatively high fixed interest rates and with warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company also typically collects an up-front processing fee on each loan it originates.







     The Company's financial performance in the Statements of Operations is composed of three primary elements. The first is "Net operating income," which is the difference between the Company's income for interest, dividends and fees and its total operating expenses, including interest expense. The second element is "Realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets in the aggregate at the end of the period and their stated costs at the beginning of the period. The third element is the "Change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "Realized gain (loss) on investments" and "Change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss.





      Net Operating Income. During the quarter ended March 31, 1996, interest on investments was $4.9 million, a 104.2% increase over the $2.4 million earned in the same quarter of 1995. During the first quarter of 1996, the Company collected $921,000 in processing fees, a 70.2% increase over the $541,000 collected in the same quarter of 1995. This increase in interest income and processing fees is a result of the increase both in the dollar amount of loans outstanding during the quarter and of loans originated during the period and a result of the recognition and collection of certain contingent processing fees in the first quarter of 1996 for loans closed during the fourth quarter of 1995. The Company's loan portfolio increased 71.4% to $166.9 million at March 31, 1996, from $97.4 million at March 31, 1995. The $32.3 million of loans originated during the first quarter of 1996 was a 16.2% increase over the $27.8 million of loans originated in the same quarter of 1995. In addition, the weighted average interest rate charged on the loan portfolio at March 31, 1996 was 12.9%, as compared to 12.6% at March 31, 1995.

     The most significant portion of the Company's total operating expenses is interest expense. The Company's interest expense, most of which is related to the SBA-guaranteed debentures of the Company and the Revolving Credit Facility, increased to $1.8 million in the first quarter of 1996, an 80.2% increase over the $999,000 paid in the first quarter of 1995. The increase in interest expense from 1995 to 1996 is primarily attributable to increased borrowings from the SBA and establishment of and borrowing under the Revolving Credit Facility. Borrowings from the SBA were $83.3 million on March 31, 1996, and $51.0 million on March 31, 1995. Amounts outstanding under the Revolving Credit Facility at March 31, 1996, were $24.9 million.

     The other significant components of total operating expenses are (i) overhead, which relates to employee compensation, travel and marketing expenses, office expenses and legal fees, (ii) amortization of borrowing costs and (iii) state taxes. These expenses totaled $1.4 million in the first quarter of 1996, an 85.4% increase over the $755,000 of such expenses in the same quarter of 1995. These increases can be largely attributed to the increase in the number of employees from 10 in the first quarter of 1995 as compared to 16 in the first quarter of 1996. Although the dollar amount of these expenses increased, overhead expenses as a percentage of average assets decreased slightly from 2.6% to 2.5% from the first quarter of 1995 to the first quarter of 1996, respectively. The first quarter overhead expenses for both years include the accrual and payment of annual bonuses, and thus, first quarter overhead expenses have historically been higher as a percentage of average assets than in other quarters.

     During the quarter ended March 31, 1996, the Company paid dividends of $2.4 million from net operating income. The Company paid no dividends in the first quarter of 1995.

     For the quarter ended March 31, 1996, the Statements of Operations include a provision for taxes totaling $2.1 million for federal income tax at a 35% rate on realized gains not distributed to shareholders. The majority of this tax related to the retained long-term capital gain of $6.3 million on the Company's sale of half of its equity position in Premiere Technologies, Inc.

     Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $5.8 million during the quarter ended March 31, 1996, largely resulting from gains of $6.7 million on the sale of equity positions in Premiere Technologies, Inc. and American Remedial Technologies, Inc., which were partially offset by a $1.1 million loan write-off of Medical Associates of America, Inc. The net realized gain for the first quarter of 1995 was $50,000, primarily resulting from $560,000 in gains on the sale of equity positions in Republic Automotive Parts, Inc. and American Retirement Corporation, which were largely offset by a write-off of $515,000 of equity positions in Medical Associates of America, Inc. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

     Change in Unrealized Appreciation (Depreciation) of Investments. For the quarters ended March 31, 1996, and 1995, the Company recorded net increases in unrealized appreciation of investments before income taxes of $2.2 million and $1.6 million, respectively. These increases are the result of the Company's quarterly revaluation of its portfolio in accordance with its Valuation Policy to reflect the fair value of each of its portfolio assets.

     The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the first quarter of 1995 and 1996.



                                          QUARTER ENDED MARCH 31,
                                          -----------------------
                                          1995              1996
- -----------------------------------------------------------------
                                               (IN THOUSANDS)
LOANS:
Ashe Industries, Inc.                       $            $(1,750)
Tower Environmental, Inc.                                    250
Zortec Holdings, Inc.                          100
Quality Care Networks                         (100)
Medical Associates of America, Inc.                        1,100
Electronic Merchant Services, Inc.                          (200)
Cougar Power Products, Inc.                                 (250)

WARRANTS AND EQUITY SECURITIES:
Educational Medical, Inc.                                    400
Associated Response Services, Inc.                           600
Factory Card Outlet of America Ltd.                          171
Potomac Group, Inc.                                          956
Capital Network System, Inc.                                 250
Premiere Technologies, Inc.                                1,178
American Remedial Technologies, Inc.                        (230)
DentureCare, Inc.                              100
Intermed Healthcare Systems, Inc.              492
TermNet Merchant Services, Inc.                587
National Vision Associates, Ltd.               183
PMT Services, Inc.                             143
Medical Associates of America, Inc.            250
Republic Automotive Parts, Inc.               (240)


     Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must in general derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; derive less than 30% of its gross income from the sale or disposition of securities held for less than three months; meet investment diversification requirements defined by the Code; and distribute to shareholders at least 90% of its net income (other than long-term capital gains). The Company presently intends to meet the RIC qualifications in future years, and therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments. However, no assurance can be given that the Company will continue to elect such treatment.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had $78,000 in cash and cash equivalents, and approximately $8.3 million of the Company's investment portfolio consisted of publicly-traded securities, which have an ascertainable market value and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions. See "Summary of Significant Accounting Policies" in the Notes to Financial Statements.

     The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated an initial public offering of 2,645,000 shares of Common Stock resulting in net proceeds of $26.5 million. In August 1995, the Company consummated a second public offering of 1,500,000 shares of Common Stock generating net proceeds to the Company of approximately $21.2 million. The Company used $32.6 million of these proceeds to originate new loans and $15.1 million to repay indebtedness outstanding on the Company's Revolving Credit Facility, which was subsequently reborrowed to originate additional loans.

     During the first quarter of 1996, the Company borrowed an additional $10.0 million from the SBA, bringing total SBA borrowings to $83.3 million at March 31, 1996. Each borrowing from the SBA has a term of ten years and can be prepaid without penalty after five years. The interest rate on these borrowings was 7.02% as of March 31, 1996, and none of these borrowings mature prior to 2002. Based on the Company's leverageable capital, it is eligible to borrow up to a total of $90.0 million from the SBA, the maximum amount of SBA loans available to an SBIC. The Company intends to request the remaining $6.7 million of SBA funding available to it during May 1996. Given the increased demand for borrowings under the SBA sponsored SBIC debenture program and concurrent decrease in funds appropriated by Congress to the SBA, no assurances can be given as to the amount of additional SBA borrowing that will be granted to the Company.

     As of March 31, 1996, the Company had $24.9 million outstanding under its $50.0 million Revolving Credit Facility, which is secured by all of the Company's assets. The interest rate on these borrowings was 7.43% at March 31, 1996. The Revolving Credit Facility matures on December 27, 1998. The Revolving Credit Facility requires that the Company obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David
M. Resha ceases to be employed by the Company.

     In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, the Company entered into an interest rate swap agreement that effectively converts the variable rate on a portion of the Revolving Credit Facility to a fixed rate of 8.15% per annum. Under this agreement, the Company will convert $30.0 million to this fixed rate in $3.0 million increments per month beginning April 1996.

     The Company has signed an engagement letter and preliminary term sheet with a financial institution to establish a credit facility (the "Special Purpose Facility") in the amount of $100.0 million. Under the Special Purpose
Facility, it is anticipated that the Company would form a special purpose, bankruptcy remote subsidiary ("Newco"), that would buy new loans originated by the Company and the related warrants and use the loans and warrants purchased as collateral to secure the issuance of commercial paper by the financial institution. Newco would pay a spread to the financial institution over the rate paid on the commercial paper issued, along with other fees to originate and administer the Special Purpose Facility. It is anticipated that Newco would enter into appropriate swap agreements to attempt to hedge the interest rate risk inherent in the maturing and reissuing of commercial paper at market rates. Based on current commercial paper rates, the total cost of the debt is anticipated to be approximately 8.25%. The Special Purpose Facility will require Newco to be capitalized with a minimum of $20.0 million in equity, so it is anticipated that some or all of the new loans originated from the proceeds of this Offering will be contributed as equity to Newco. The financial institution has not issued a commitment letter for the Special Purpose Facility nor has definitive documentation with respect thereto been executed, and no assurance can be given that such commitment or definitive documentation will be negotiated on terms satisfactory to the Company.






     The Company believes that anticipated borrowings from the SBA and under the Company's Revolving Credit Facility, together with cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the middle of 1996. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from the SBA (to the extent allowed) and other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurance that such additional funding will be available on terms acceptable to the Company.


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

PORTFOLIO TURNOVER


     During the quarter ended March 31, 1996, the Company made loans to 29 companies totaling approximately $32.3 million and experienced five repayments (either partial or full) aggregating $4.8 million. During the quarter ended March 31, 1995, the Company made loans to 26 companies totaling approximately $27.8 million and experienced two repayments (either partial or full) aggregating approximately $1.6 million. The Company can not control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty and the first loans made by the Company begin maturing in May 1997.

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


                                    SIRROM CAPITAL CORPORATION




 Date: May 28, 1996                 By: /s/ Carl W. Stratton
                                       -------------------------
                                         Carl W. Stratton
                                         Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                       Description
- -----------         ------------------------------------------
Exhibit 11          Computation of Earnings Per Share


Exhibit 27          Financial Data Schedule (for SEC use only).