Form 10-Q
period 1996-06-30
SIRROM CAPITAL CORP
filed 1996-08-14
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1996

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on August , 1996 was 11,430,116.

                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                 Page Number
                                                                                                 -----------
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1995 and June 30, 1996. . . . . . . . . . . . . . . . . . .         3

Statements of Operations for the Three Months Ended June 30, 1995 and 1996 and
  for the Six Months Ended June 30, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . .         4

Statements of Cash Flows for the Three Months Ended June 30, 1995 and 1996 and
  for the Six Months Ended June 30, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . .         5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

Portfolio of Investments as of December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .       10

Portfolio of Investments as of June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .       18


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

Financial Condition, Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . .       28

Impact of Inflation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Risks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Portfolio Turnover . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . .       30

ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .       30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31


                           SIRROM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                          December 31,             June 30,
                                                                          ------------          ------------
                                                                              1995                  1996
ASSETS                                                                    ------------          ------------
Investments, at fair value:
  Loans                                                                   $144,854,517          $187,556,418
  Equity Interests                                                        $ 15,912,467          $ 25,488,907
  Warrants                                                                $ 11,513,183          $ 13,748,118
                                                                          ------------          ------------
     Total Investments (cost of $162,466,881 and
      $188,430,081, respectively)                                         $172,280,167          $226,793,443


Cash and cash equivalents                                                 $    195,069          $ 39,818,682
Interest receivable                                                       $  2,119,567          $  2,704,360
Accounts receivable                                                       $          0          $          0
Debenture costs (less accumulated amortization of
      $383,279 and $657,922, respectively)                                $  2,020,030          $  2,257,887
Furniture and equipment (less accumulated
    depreciation of $18,565 and $41,236, respectively)                    $    203,860          $    220,067
Other assets                                                              $    211,165          $    615,362
                                                                          ------------          ------------
     Total assets                                                         $177,029,858          $272,409,801
                                                                          ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Debentures payable to Small Business Administration                    $ 73,260,000          $ 83,260,000
   Revolving credit facility                                              $ 13,200,000          $ 35,887,766
   Interest payable                                                       $    936,818          $  1,266,975
   Accrued taxes payable                                                  $  1,073,525          $  2,353,368
   Accounts payable and accrued expenses                                  $    213,901          $    898,499
                                                                          ------------          ------------
       Total liabilities                                                  $ 88,684,244          $123,666,609
                                                                          ------------          ------------


Shareholders' Equity:
   Common stock                                                           $ 73,919,184          $124,512,161
   Notes receivable from employees                                        $ (1,980,000)         $ (1,539,858)
   Undistributed net realized earnings                                    $  6,593,144          $ 11,462,161
   Unrealized appreciation of investments                                 $  9,813,286          $ 14,308,728
                                                                          ------------          ------------
       Total shareholders' equity                                         $ 88,345,614          $148,743,192
                                                                          ------------          ------------
       Total liabilities and shareholders' equity                         $177,029,858          $272,409,801
                                                                          ============          ============



                      See notes to financial statements.

                          SIRROM CAPITAL CORPORATION

                           STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                  Three                 Three                  Six                   Six
                                               months ended          months ended          months ended          months ended
                                                 June 30,              June 30,              June 30,              June 30,
                                               ------------          ------------          ------------          ------------
                                                   1995                  1996                  1995                  1996
                                               ------------          ------------          ------------          ------------
Operating Income:
  Interest on investments                       $3,230,528            $5,585,856            $5,654,658            $10,448,319
  Loan processing fees                          $  313,500            $  651,800            $  854,492            $ 1,573,050
  Other income                                  $        0            $   62,055            $        0            $    62,055
                                                ----------            ----------            ----------            -----------
      Total operating income                    $3,544,028            $6,299,711            $6,509,150            $12,083,424
                                                ----------            ----------            ----------            -----------

Operating Expenses:
  Interest expense                              $1,170,346            $2,051,288            $2,169,217            $ 3,841,275
  Salaries and benefits                         $  219,755            $  659,179            $  668,893            $ 1,407,678
  Other operating expenses                      $  216,205            $  338,330            $  440,247            $   805,908
  State income tax on interest                  $  106,645            $        0            $   62,426            $         0
  Amortization expense                          $   38,100            $   89,246            $   68,109            $   277,643
                                                ----------            ----------            ----------            -----------
      Total operating expenses                  $1,751,051            $3,138,043            $3,408,892            $ 6,332,504
                                                ----------            ----------            ----------            -----------

Net operating income                            $1,792,977            $3,161,668            $3,100,258            $ 5,750,920

Realized gain (loss) on investments             $  (37,934)           $  200,000            $   11,861            $ 5,956,489
Change in unrealized appreciation
    (depreciation) of investments               $  864,204            $2,254,868            $2,339,903            $ 4,495,427
Provision for income taxes                      $        0            $  (70,000)           $  (95,880)           $(2,204,960)
                                                ----------            ----------            ----------            -----------
Net increase in partners' capital and
  shareholders' equity
  resulting from operations                     $2,619,247            $5,546,536            $5,356,142            $13,997,876
                                                ==========            ==========            ==========            ===========



                      See notes to financial statements.

                           SIRROM CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                   Three months     Three months       Six months      Six months
                                                                       ended           ended             ended           ended
                                                                   June 30, 1995    June 30, 1996    June 30, 1995    June 30, 1996
                                                                   -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net increase in partners' capital and shareholders'
     equity resulting from operations                              $  2,619,247     $  5,546,536     $  5,356,142     $ 13,997,876
  Adjustments to reconcile net increase to net cash provided by operating activities:
    Net unrealized (appreciation) depreciation of investments      $   (864,204)    $ (2,254,868)    $ (2,339,903)    $ (4,495,427)
    Realized (gain) loss on investments                            $     37,934     $   (200,000)    $    (11,861)    $ (5,956,489)
    Amortization of debenture costs                                $     36,600     $     87,746     $     65,109     $    274,643
    Increase in interest receivable                                $   (408,652)    $   (169,586)    $   (578,092)    $   (584,793)
    Increase (decrease) in accounts payable and
       accrued expenses                                            $   (147,511)    $    866,483     $    (28,376)    $    684,598
    Amortization of organization costs                             $      1,500     $      1,500     $      3,000     $      3,000
    Depreciation of fixed assets                                   $      2,533     $     11,962     $      4,155     $     22,670
    (Increase) decrease in accounts receivable                     $    387,400     $          0     $   (200,000)    $          0
    Increase (decrease) in accrued taxes payable                   $     56,486     $     43,100     $   (385,318)    $  1,279,843
    Increase (decrease) in interest payable                        $    (83,840)    $    (14,358)    $     37,994     $    330,157
                                                                   ------------     ------------     ------------     ------------
        Net cash provided by operating activities                  $  1,637,493     $  3,918,515     $  1,922,850     $  5,556,078
                                                                   ------------     ------------     ------------     ------------
INVESTING ACTIVITIES:
    Proceeds from sale of investments                              $  6,619,978     $  5,506,934     $  8,601,644     $ 17,238,940
    Investments originated or acquired                             $(15,208,429)    $(28,721,422)    $(41,647,351)    $(61,242,993)
    Purchase of fixed assets                                       $    (11,418)    $    (17,293)    $    (57,395)    $    (44,847)
    Increase in other assets                                       $          0     $    (18,389)    $          0     $    (18,389)
                                                                   ------------     ------------     ------------     ------------
        Net cash used in investing activities                      $ (8,599,869)    $(23,250,170)    $(33,103,102)    $(44,067,289)
                                                                   ------------     ------------     ------------     ------------

FINANCING ACTIVITIES:
    Proceeds from debentures payable to Small
        Business Administration                                    $ 14,600,000     $          0     $ 14,600,000     $ 10,000,000
    Proceeds from revolving credit facilities                      $ 16,498,000     $ 20,327,766     $ 24,973,594     $ 50,178,766
    Repayment of credit facility borrowings                        $(20,542,000)    $ (9,356,000)    $(31,362,846)    $(27,491,000)
    Increase in debenture costs                                    $   (529,250)    $   (250,000)    $   (418,901)    $   (512,500)
    Issuance of common stock                                       $    (10,384)    $ 51,402,622     $ 26,497,672     $ 51,402,622
    Employee shares repurchased                                    $          0     $   (809,645)               0         (809,645)
    Payment of dividends                                           $ (1,077,316)    $ (2,242,689)    $ (1,077,316)    $ (4,633,419)
    Distribution of capital gains                                  $          0     $          0     $          0     $          0
                                                                   ------------     ------------     ------------     ------------
        Net cash provided by financing activities                  $  8,939,050     $ 59,072,054     $ 33,212,203     $ 78,134,824
                                                                   ------------     ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                   $  1,976,674     $ 39,740,399     $  2,031,952     $ 39,623,613
Cash and cash equivalents, beginning of period                     $    192,525     $     78,283     $    137,247     $    195,069
                                                                   ------------     ------------     ------------     ------------
Cash and cash equivalents, end of period                           $  2,169,199     $ 39,818,682     $  2,169,199     $ 39,818,682
                                                                   ============     ============     ============     ============


Supplemental disclosures of cash flow information:
       Interest paid                                               $  1,254,187     $  2,065,645     $  2,131,223     $  3,511,117
                                                                   ============     ============     ============     ============
       Taxes paid                                                  $     68,676     $     12,949     $    385,318     $    964,066
                                                                   ============     ============     ============     ============
Supplemental disclosure of non-cash activities:
       The Company foreclosed on real property securing an
       investment in a portfolio company during the three
       months ended March 31, 1996, which resulted in the
       transfer of $578,808 from Investments to Other Assets.


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

     Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The Board of Directors also considers recent offers to purchase a portfolio company's securities when valuing warrants. At June
30, 1996, the investment portfolio included investments totaling $226,793,442, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the difference could be material.

     The Company's investments in stocks of public companies that it is not permitted to sell in the public market as a result of securities laws restrictions, lock-up agreements or other similar restrictions are typically valued at 70% of market value at the balance sheet date. All other publicly traded stocks are typically valued at 90% of market value at the balance sheet date.

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

3. DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of June 30, 1996, the Company had 11 debentures totaling $83,260,000 payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:


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
                                              -----------
                                              $83,260,000

     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the period ended June 30, 1996 totaled $1,457,335.

4. REVOLVING CREDIT FACILITY

     During December 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks, whereby it may borrow up to $50,000,000 at LIBOR plus 1.75% (6.08% at June 30, 1996). As of June 30, 1996, $35,887,766 was outstanding. This agreement expires on December 27, 1998.

     Interest expense related to the line of credit for the period ended June 30, 1996 was $593,951.

     The Company entered into an interest rate swap agreement that effectively converts the variable rate of $30,000,000 of borrowings on the revolving credit facility to a fixed rate of 8.15%. Under the agreement, the Company has exchanged the interest rate difference between the fixed and variable rates on incremental amounts of $3,000,000 a month beginning in April 1996.

5. INCOME TAXES

     For the quarter ended June 30, 1996, the Company provided for taxes of $70,000 on realized long-term capital gains not distributed to shareholders.

6. EMPLOYEE STOCK OPTION PLAN

In February 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") that permits the issuance of options to purchase shares of the Company's Common Stock to selected employees. The 1996 Plan reserves 390,000 shares of Common Stock for grant and provides that the terms of each award be determined by a committee of the Board of Directors. Under the terms of the 1996 Plan, the options' exercise price may not be less than the fair market value of a share of Common Stock on the date of grant. During 1996, the Company has granted options to purchase 206,966 shares, at prices ranging from $18.625 per share to $25.00 per share. The options vest 20% each year beginning one year from the date of grant.

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

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- ------------------------------------------------  --------   --------   ------------   ------------
Kentucky Kingdom, Inc...........................  03/01/00     14.00%   $    835,000   $    835,000
Kentucky Kingdom, Inc...........................  11/06/00     12.50       1,500,000      1,500,000
Kryptonics, Inc.................................  12/14/00     12.90       2,500,000      2,500,000
Lovett's Buffet, Inc............................  04/01/00     13.00       2,250,000      2,250,000
MBA Marketing Corporation.......................  02/04/99     12.50       1,782,000      1,788,900
Medical Associates of America, Inc..............  11/01/97     12.50       1,485,000        392,000
Money Transfer Systems, Inc.....................  07/24/00     14.00         247,500        247,752
Money Transfer Systems, Inc.....................  12/20/00     14.00         148,500        148,525
Moore Diversified Products, Inc.................  06/16/00     13.50         800,000        800,000
Moovies, Inc....................................  04/18/00     13.50       1,485,000      1,487,250
Multimedia Learning, Inc........................  05/08/00     14.00       1,500,000      1,500,000
Nationwide Engine Supply, Inc...................  01/12/99     12.00       2,475,000      2,485,008
Nelson Juvenile Products L.L.C..................  10/31/00     14.00       2,000,000      2,000,000
NRI Service and Supply L.P......................  02/13/00     14.00       2,475,000      2,479,587
OcuTec Corporation..............................  06/21/99     10.00       1,000,000      1,000,000
OcuTec Corporation..............................  06/21/00     10.00         350,000        350,000
OcuTec Corporation..............................  10/16/00     10.00         100,000        100,000
OcuTec Corporation..............................  12/04/01     10.00         351,500        351,500
Orchid Manufacturing Group, Inc.................  09/14/00     13.00       2,960,000      2,960,667
Orchid Manufacturing Group, Inc.................  12/28/00     13.50       1,000,000      1,000,000
Palco Telecom Service, Inc......................  11/22/99     12.00       1,800,000      1,800,000
Patton Management Corporation...................  05/26/00     13.50       1,900,000      1,900,000
Pharmaceutical Research Assoc., Inc.............  08/10/00     13.50       1,980,000      1,981,665
Pipeliner Systems, Inc..........................  09/30/98     13.00         980,000        989,324
Plymouth, Inc...................................  09/28/00     13.00       1,000,000      1,000,000
Precision Fixtures & Graphics, Inc..............  07/31/10      6.50       1,100,000        889,976
Precision Fixtures & Graphics, Inc..............  05/26/00      6.50         250,000        202,267
Precision Fixtures & Graphics, Inc..............  11/07/00      6.50         200,000        161,814
Precision Fixtures & Graphics, Inc..............  12/27/00      6.50         100,000         80,907
Precision Fixtures & Graphics, Inc..............  07/10/00      6.50         135,000        109,224
Precision Fixtures & Graphics, Inc..............  08/28/00      6.50         110,000         88,998
Precision Fixtures & Graphics, Inc..............  12/12/00      6.50         200,000        161,814
Precision Panel Products, Inc...................  01/11/00     12.75       1,485,000      1,488,000
Premiere Technologies, Inc......................  05/01/97     12.50         990,000        997,345
Premiere Technologies, Inc......................  12/23/98     12.00         990,000        994,175
Pritchard Paint & Glass Co......................  03/21/00     14.00         250,000        250,000
Quest Group International, Inc..................  11/15/00     13.25       1,125,000      1,129,166
Radio Systems Corporation.......................  12/27/99     13.00         905,725        926,148
SkillSearch Corporation.........................  02/05/98     13.00         496,000        498,545
Summit Publishing Group, Ltd....................  03/17/99     12.00       1,485,000      1,490,500
Suncoast Medical Group, Inc.....................  09/14/99     13.50         485,000        489,498
Suncoast Medical Group, Inc.....................  06/07/00     14.00         495,000        495,083
TCOM Systems, Inc...............................  02/05/98     13.00         571,969        571,969
Tower Environmental, Inc........................  11/30/98     10.00       2,440,000      2,201,990

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON
                                                  MATURITY   INTEREST
                     LOANS                          DATE       RATE         COST        FAIR VALUE
- ------------------------------------------------  --------   --------   ------------   ------------
Tower Environmental, Inc........................  05/30/95     12.50%   $    150,000   $    150,000
Trade Am International, Inc.....................  09/30/00     12.75       4,000,000      4,000,000
Treasure Coast Pizza Co.........................  07/29/98     12.00         841,500        845,760
Truckload Management Services, Inc..............  03/14/98     13.00         150,000        150,000
Unique Electronics, Inc.........................  11/30/99     10.70         600,000        600,000
Universal Marketing Corporation.................  01/31/00     13.50         500,000        500,000
Valdawn, L.L.C..................................  04/13/00     13.50       2,399,974      2,400,000
Viking Moorings Acquisition, L.L.C..............  12/15/00     13.00       1,655,500      1,661,242
WWR Technology, Inc.............................  11/01/97     13.00         524,700        528,128
Zahren Alternative Power Corp...................  01/30/00     13.00         495,000        495,083
Zahren Alternative Power Corp...................  11/27/99     13.00       1,980,000      1,985,679
                                                                        ------------   ------------
  Total Loans...................................                        $147,018,924   $144,854,517
                                                                        ============   ============

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
- -----------------------------------------------------  -----------------   -----------   -----------
PUBLICLY TRADED INVESTMENTS(a)
National Vision Associates, Ltd.
  Common Stock -- restricted.........................        208,698       $ 1,771,149   $   563,485
Concept Technologies Group, Inc. Common Stock --
  restricted.........................................         23,408             5,300        30,723
Moovies Inc.
  Common Stock.......................................        156,110            16,561     1,475,240

EQUITY INVESTMENTS IN PRIVATE COMPANIES
National Recovery Technologies, Inc.
  Preferred Stock -- Series A........................         20,000                --            --
Premiere Technologies, Inc.
  Common Stock.......................................          8,000           100,400     1,280,000
Medical Associates of America, Inc.
  Preferred Stock -- Series A........................         66,667                --            --
Viking Moorings Acquisition, L.L.C.
  Membership interest in L.L.C.......................           6.50%          344,500       344,500
Nelson Juvenile Products, L.L.C.
  Membership interest in L.L.C.......................          30.00%               --            --
Skillsearch Corporation
  Common Stock.......................................          2,241           250,035       250,035
Potomac Group, Inc.
  Preferred Stock -- Series A........................        800,000         1,000,000     1,232,966
Potomac Group, Inc.
  Common Stock.......................................        240,000            60,000       370,504
Kentucky Kingdom, Inc.
  Common Stock.......................................         11,671           258,300     1,539,603
Golf Corporation of America, Inc.
  Common Stock.......................................        100,000           100,000       100,000
International Risk Control, Inc.
  Preferred Stock -- Series A........................        200,000            50,000        50,000
DentureCare, Inc.
  Preferred Stock -- Series D........................         49,342           300,000       300,000
Unique Electronics, Inc.
  Preferred Stock -- Series A........................      1,000,000         1,000,000     1,000,000
Pipeliner Systems, Inc.
  Preferred Stock -- Series D........................          5,000         1,000,000     1,000,000
Front Royal, Inc.
  Common Stock.......................................        110,000           275,000       275,000
Ocutec Acquisition Corporation
  Preferred Stock -- Series A........................      1,539,867         1,539,867     1,539,867
Fycon Technologies, Inc.
  Preferred Stock -- Series A........................        800,000           800,000       800,000
Carter Kaplan Holdings, L.L.C.
  Membership interest in LLC.........................          24.00%            6,100         6,100

                           SIRROM CAPITAL CORPORATION

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
- -----------------------------------------------------  -----------------   -----------   -----------
Virginia Gas Company
  Preferred Stock -- Series A........................          2,000%      $ 2,000,000   $ 2,000,000
Johnston County Cable, L.P.
  Class A Interest in L.P............................          11.11           100,000       100,000
Eastern Food Group, L.L.C.
  Class B Preferred Stock............................          7,500           754,444       754,444
Dalcon International, Inc.
  Series B Preferred Stock...........................        850,000           850,000       490,000
Zahren Alternative Power Corporation
  Common Stock.......................................            700           210,000       210,000
Zahren Alternative Power Corporation
  Preferred Stock....................................            200           200,000       200,000
                                                                           -----------   -----------
          Total Equity Interests.....................                      $12,991,656   $15,912,467
                                                                           ===========   ===========

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                                          COST OR
                                              NUMBER OF     PERCENTAGE  CONTRIBUTED
                 WARRANTS                      SHARES       OWNERSHIP      VALUE        FAIR VALUE
- ------------------------------------------  -------------   ---------   ------------   ------------
Affinity Fund, Inc........................          1,725      8.62%    $     20,000   $    600,000
Alpha West Partners I, L.P................        2 units     20.00            7,500             --
American Remedial Tech., Inc..............        244,168     17.05           20,000        230,000
Amscot Holdings, Inc......................          1,121     18.10               --             --
Ashe Industries, Inc......................            216     16.52           20,000             --
Associated Responses Services, Inc........            343     24.27           14,000        400,000
Assured Power, Inc........................            234     11.94               --             --
Auto Rental Systems, Inc..................        144,869      8.00               --        285,000
B & N Company, Inc........................             18      2.14           30,000         30,000
BankCard Services Corporation.............        138,000     24.00            3,000             --
BiTec Southeast, Inc......................            938     10.00           21,000        100,000
C.J. Spirits, Inc.........................        180,000     10.00            7,500             --
CF Data Corp..............................            257     20.45           17,500         17,500
Capital Network System, Inc...............        173,409      3.50           20,000             --
Cardiac Control Systems, Inc..............        100,000      3.51               --        153,127
CCS Technology Group, Inc.................         30,000      2.68           10,000         10,000
CellCall, Inc.............................         31,836      1.25           10,000        125,000
Champion Glove Mfg. Co., Inc..............        538,614      5.87               --             --
CLS Corporation...........................        126,997      4.22               --             --
Clearidge, Inc............................        367,026      7.91               --             --
Colonial Investments, Inc.................            194     18.00               --             --
Consumer Credit Associates, Inc...........          3,669     15.78               --             --
Continental Diamond Cutting Co............            112     10.00               --             --
Corporate Flight Mgmt., Inc...............         66,315     10.00            3,500        100,000
Cougar Power Products, Inc................            336     16.29           10,000             --
Dalcon International, Inc.................        250,000     20.00               --             --
Dalt's, Inc...............................            125     25.00               --             --
Delaware Publishing Group, Inc............          6,296     24.50           15,000         15,000
DentureCare, Inc..........................        396,724     11.30           10,000        375,000
Electronic Merchant Services..............            430     12.50           12,500         12,500
Eastern Food Group LLC....................         17,647     15.00               --             --
Educational Medical, Inc..................         85,000      8.00               --             --
Emerald Pointe Waterpark L.P..............       10 units     10.00            6,000        250,000
Encore Orthopedics, Inc...................        291,550      4.92          379,015        379,015
Express Shipping Centers, Inc.............         73,752      5.10          552,402        552,402
Factory Card Outlet of America Ltd........         23,658      2.50          329,083        329,083
Front Royal, Inc..........................        240,458      3.58               --        420,000
Fycon Technologies, Inc...................         58,677     15.00               --             --
Gates Communication, L.P..................      47% of LP     47.00           10,000         10,000
Gitman Bros...............................          1,518     20.50               --             --
Global Finance and Leasing, Inc...........          5,000     25.00               --             --
Gold Medal Products, Inc..................         90,000     30.00               --             --
Golf Corporation of America, Inc..........        390,000     11.48               --             --
Gulfstream International Airlines Inc.....            260     21.00           10,000             --
Horizon Medical Products, Inc.............          9,486      8.25               --             --
Hoveround Corporation.....................          1,963     27.00            5,000        325,000
Hunt Incorporated.........................            309     11.09               --        200,000

                           SIRROM CAPITAL CORPORATION

                            AS OF DECEMBER 31, 1995

                                                                          COST OR
                                              NUMBER OF     PERCENTAGE  CONTRIBUTED
                 WARRANTS                      SHARES       OWNERSHIP      VALUE        FAIR VALUE
- ------------------------------------------  -------------   ---------   ------------   ------------
Delaware Publishing Group, Inc............          6,296     24.50     $     15,000   $     15,000
Innotech, Inc.............................        521,220      4.00%          20,000        300,000
In-Store Service, Inc.....................            429     12.50           12,000         12,000
Intermed Healthcare Systems, Inc..........         11,884     10.50            7,500             --
International Manufacturing and Trade,
  Inc.....................................            482     29.94            5,000             --
Johnston County Cable, L.P................    27.5% of LP     27.50           10,000         10,000
Kryptonics, Inc...........................          1,255      9.00               --             --
Lovett's Buffet, Inc......................        204,219      5.00               --             --
MBA Marketing Corporation.................             26      4.00           18,000             --
Money Transfer Systems, Inc...............             45      4.31            4,000          4,000
Moore Diversified Products, Inc...........             12     10.68               --             --
Multimedia Learning, Inc..................            202      6.09               --             --
Nationwide Engine Supply, Inc.............        882,353     15.00           25,000         25,000
NRI Service and Supply, L.P...............    27.5% of LP     27.50           25,000         25,000
OcuTec Corp...............................        222,222      6.13               --             --
One Stop Acquisitions, Inc................            794     24.40               --        500,000
Orchid Manufacturing Group, Inc...........      1,719,047      4.50           40,000        540,000
Palco Telecom Services, Inc...............        157,895      5.00               --             --
Patton Management Corporation.............             12     10.00               --        300,000
Pharmaceutical Research Assoc., Inc.......        150,114      7.82           20,000         20,000
Pipeliner Systems, Inc....................      2,080,000     20.38           20,000         20,000
Plymouth, Inc.............................         92,647     15.00               --             --
Potomac Group, Inc........................        239,115      1.85          125,000        368,530
Precision Fixtures & Graphics, Inc........            132      5.00               --             --
Precision Panel Products, Inc.............            122      8.25           15,000         15,000
Premiere Technologies, Inc................         23,863      2.08           20,000      3,820,000
Quest Group International, Inc............         44,444     10.00          125,000        125,000
Radio Systems Corporation.................        129,734      7.27           94,275        330,000
SkillSearch Corporation...................          2,381      7.59          254,000        119,000
Suprex Corporation........................      1,058,179      3.45               --          7,500
Tower Environmental, Inc..................             82     10.07           20,000             --
Trade Am International, Inc...............        335,106      6.00               --             --
Treasure Coast Pizza Company..............             51     10.00            8,500          8,500
Valdawn, L.L.C............................          2,658     21.00               26             26
Unique Electronics, Inc...................         55,732     20.00               --             --
Universal Marketing Corporation...........            111     10.00               --             --
Virginia Gas Company......................            525      6.00               --             --
Zahren Alternative Power Corp.............          1,108      5.00           25,000         25,000
                                                                        ------------   ------------
          Total Warrants..................                                 2,456,301     11,513,183
                                                                        ------------   ------------
          Total Investments...............                              $162,466,881   $172,280,167
                                                                        ============   ============

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                              AS OF JUNE 30, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Affinity Fund, Inc.........................  06/29/98       12.50%     $  1,485,000     $  1,496,432
Affinity Fund, Inc.........................  03/10/00       14.00         1,000,000        1,000,000
Affinity Fund, Inc.........................  12/28/98       12.50           495,000          495,581
Amscot Holdings, Inc.......................  05/26/00       14.00           800,000          800,000
Amscot Holdings, Inc.......................  09/20/00       14.00           200,000          200,000
Amscot Holdings, Inc.......................  06/28/01       14.00           500,000          500,000
Ashe Industries, Inc.......................  12/28/97       12.50           990,000          382,058
Ashe Industries, Inc.......................  03/25/99       12.50           445,500          147,300
Ashe Industries, Inc.......................  05/18/99       12.50           544,500          146,524
Ashe Industries, Inc.......................  06/12/96       14.00           750,000          100,000
Ashe Industries, Inc.......................  06/12/96       14.00           285,546                0
Associated Response Services, Inc..........  06/20/99       12.50         1,386,000        1,391,825
Associated Response Services, Inc..........  02/15/00       12.50           335,000          335,000
Associated Response Services, Inc..........  01/06/00       12.50           300,000          300,000
Assured Power, Inc.........................  10/01/00       13.50           700,000          700,000
B & N Company, Inc.........................  08/08/00       12.50         2,970,000        2,975,500
B & N Company, Inc.........................  03/28/01       13.00           990,000          990,668
BankCard Services Corporation..............  01/21/98       13.00           297,000          299,100
BiTec Southeast, Inc.......................  10/31/97       12.50           445,500          448,800
BiTec Southeast, Inc.......................  11/30/98       12.50         1,188,000        1,194,200
BiTec Southeast, Inc.......................  10/31/97       12.50           445,500          447,750
BiTec Southeast, Inc.......................  08/01/99       13.50           521,321          521,321
C.J. Spirits, Inc..........................  05/01/97       13.50           750,171          455,796
Caldwell/VSR Inc...........................  02/28/01        4.00         1,500,000        1,500,000
Capital Network System, Inc................  11/30/98       12.50           990,000          995,344
Capital Network System, Inc................  01/18/99       12.50           990,000          995,010
Cardiac Control Systems, Inc...............  03/31/00       13.50         1,500,000        1,500,000
Cartech Holdings, Inc......................  04/29/01       13.00         1,500,000        1,500,000
Carter Kaplan Holdings, L.L.C..............  06/22/00       14.00           594,000          594,800
CCS Technology Group, Inc..................  05/01/97       13.00           990,000          998,290
Cedaron Medicval, Inc......................  06/28/01       13.50         1,500,000        1,500,000
Cell Call, Inc.............................  11/04/97       12.75           990,000          997,347
CF Data Corp...............................  03/16/00       13.75         1,732,500        1,737,172
Champion Glove Manufacturing Co., Inc......  07/27/00       13.50         1,250,000        1,250,000
Clearidge, Inc.............................  09/29/99       13.00         2,000,000        2,000,000
Clearidge, Inc.............................  12/28/00       13.50           500,000          500,000
Colonial Investments, Inc..................  10/16/00       13.75           800,000          800,000
Colonial Investments, Inc..................  05/08/01       13.75           300,000          300,000
Consumat Systems, Inc......................  11/01/00       14.00           500,000          500,000
Consumat Systems, Inc......................  01/01/01       14.00           500,000          500,000
Consumat Systems, Inc......................  03/11/01       14.00           500,000          500,000
Consumer Credit Associates, Inc............  12/06/00       13.50         2,000,000        2,000,000
Consumer Credit Associates, Inc............  03/28/01       13.50         1,000,000        1,000,000
Continental Diamond Cutting Co.............  10/28/99       13.00         1,500,000        1,500,000
Continental Diamond Cutting Co.............  12/28/99       13.00           200,000          200,000
Continental Diamond Cutting Co.............  05/31/96       14.00           200,000          200,000
Corporate Flight Mgmt, Inc.................  12/04/97       12.50           346,500          348,993
Cougar Power Products, Inc.................  10/05/96       13.00           495,000          172,169
Cougar Power Products, Inc.................  10/05/96       13.00           495,000          270,249
Cougar Power Products, Inc.................  10/05/96       14.00           325,000          100,000
Dalcon International, Inc..................  01/31/02       13.00           150,000          150,000
Dalcon International, Inc..................  01/31/00       13.00           200,000          200,000
Dalcon International, Inc..................  05/15/96       13.00            45,000           45,000

                           SIRROM CAPITAL CORPORATION

                              AS OF JUNE 30, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Dalt's, Inc................................  04/28/01       13.50%     $  2,000,000     $  2,000,000
DentureCare, Inc...........................  07/29/99       11.50           990,000          994,008
DentureCare, Inc...........................  11/03/00       14.00           111,150          111,150
DentureCare, Inc...........................  08/31/00       14.00           800,000          800,000
DentureCare, Inc...........................  01/11/01       12.50           550,000          550,000
Eastern Food Group L.L.C...................  08/30/00        8.00           500,000          500,000
Eastern Food Group L.L.C...................  12/20/00        8.00           200,000          200,000
Eastern Food Group L.L.C...................  01/21/01        8.00           200,000          200,000
Eastern Food Group L.L.C...................  02/14/01        8.00           265,000          265,000
Eastern Food Group L.L.C...................  04/30/01        8.00           200,000          200,000
Educational Medical Inc....................  03/31/00       14.00         2,200,000        2,200,000
Electronic Merchant Services...............  02/27/00       13.50         1,237,500        1,040,204
Electronic Merchant Services...............  02/29/96       14.00           272,450          272,450
Electronic Merchant Services...............  02/29/96       14.00           134,000          134,000
Encore Orthopedics, Inc....................  07/31/00       13.50         2,620,985        2,696,789
Encore Orthopedics, Inc....................  02/28/01       13.00         1,667,680        1,695,375
Entek Scientific, Inc......................  06/28/01       13.00         2,500,000        2,500,000
Express Shipping Centers, Inc..............  09/22/00       13.25         1,697,598        1,789,668
Factory Card Outlet of America Ltd.........  11/15/00       12.50         3,670,917        3,715,227
Factory Card Outlet of America, Ltd........  06/27/01       12.50           915,622          917,028
Front Royal, Inc...........................  10/01/99       13.00         1,550,000        1,550,000
Front Royal, Inc...........................  12/27/99       13.00           675,000          675,000
FX Direct, Inc.............................  01/23/01       13.50         2,324,000        2,341,598
Fycon Technologies, Inc....................  05/30/96       12.50           100,000          100,000
Fycon Technologies, Inc....................  06/30/96       12.50           130,000          130,000
Fycon Technologies, Inc....................  05/16/00       10.00           450,000          450,000
Fycon Technologies, Inc....................  08/30/00       14.00         1,000,000          800,000
Fycon Technologies, Inc....................  12/17/00       14.00           100,000          100,000
Fycon Technologies, Inc....................  various        13.50           202,838                0
Gardner Wallcovering, Inc..................  03/28/01       13.50         1,485,000        1,486,000
Gates Communications, Inc..................  12/31/98       14.00           125,000          125,000
Gates Communications, L.P..................  12/31/98       12.50           990,000          995,010
Gitman and Company.........................  12/31/00       14.00         1,700,000        1,600,000
Gitman and Company.........................  06/28/01       10.25           200,000          200,000
Global Finance and Leasing, Inc............  01/03/00       13.00         1,500,000        1,500,000
Global Marine Electronics, Inc.............  05/01/01       13.00         1,500,000        1,500,000
Gold Medal Products, Inc...................  11/19/00       13.50         1,250,000        1,250,000
Gold Medal Products, Inc...................  02/15/01       13.00            25,000           25,000
Gold Medal Products, Inc...................  06/27/01       13.50           100,000          100,000
Golf Corporation of America, Inc...........  07/13/96       14.00           100,000          100,000
Golf Corporation of America, Inc...........  09/16/99       11.00           300,000          300,000
Golf Corporation of America, Inc...........  12/28/00       14.00           200,000          200,000
Golf Corporation of America, Inc...........  12/29/00       10.00           455,589          455,589
Golf Video, Inc............................  03/27/01       14.00           250,000          250,000
Gulfstream International Airlines, Inc.....  07/29/99       13.00         1,490,000        1,495,511
Gulfstream International Airlines, Inc.....  09/25/00       14.00         1,000,000        1,000,000
Horizon Medical Products, Inc..............  09/22/00       13.75         1,500,000        1,500,000
Hoveround Corporation......................  06/11/98       13.00           495,000          497,866
Hoveround Corporation......................  11/08/99       13.50           250,000          250,000
Hoveround Corporation......................  03/08/00       14.00           250,000          250,000
HSA International..........................  01/04/01       14.00         1,485,000        1,386,500
HSA International, Inc.....................  05/15/01       14.00           300,000          300,000
HSA International, Inc.....................  05/23/01       14.00           100,000          100,000
Hunt Incorporated..........................  03/31/00       14.00         3,300,000        3,300,000
ILD Communications, Inc....................  05/10/01       13.50         1,500,000        1,500,000
I.S. Acquisition, LLC......................  04/01/01       14.00         2,000,000        2,000,000
In Store Services, Inc.....................  04/19/00       14.00         1,188,000        1,191,000
Innotech, Inc..............................  03/22/99       13.00         1,980,000        1,989,324
Intermed Healthcare Systems, Inc...........  06/29/99       12.00           742,500          745,625
Intermed Healthcare Systems, Inc...........  02/10/00       14.00           375,000          375,000
Johnston County Cable L.P..................  08/31/00       14.00         1,990,000        1,991,670
Kentucky Kingdom, Inc......................  04/04/99        8.75           250,000          250,000

                           SIRROM CAPITAL CORPORATION

                              AS OF JUNE 30, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Kentucky Kingdom, Inc......................  01/05/98       12.50%     $  1,980,000     $  1,993,987
Kentucky Kingdom, Inc......................  09/26/99       10.50         1,200,000        1,200,000
Kentucky Kingdom, Inc......................  03/01/00       14.00           835,000          835,000
Kentucky Kingdom, Inc......................  11/06/00       12.50         1,500,000        1,500,000
Kentucky Kingdom, Inc......................  09/15/96       14.00         2,000,000        2,000,000
Kryptonics, Inc............................  12/14/00       12.90         2,500,000        2,500,000
KWC Management Co.,LLC.....................  04/25/01       14.00           500,000          500,000
Leisure Clubs International, Inc...........  04/01/01       14.00         1,485,000        1,485,750
Lovett's Buffet, Inc.......................  04/01/00       13.00         2,250,000        2,250,000
MBA Marketing Corporation..................  02/04/99       12.50         1,782,000        1,790,700
Mayo Hawaiian Corp.........................  06/27/01       14.00         2,200,000        2,200.000
Medical Associates of America, Inc.........  11/01/97       12.50           385,000          392,000
Money Transfer Systems, Inc................  05/02/01       14.00           150,000          150,000
Money Transfer Systems, Inc................  07/24/00       14.00           247,500          248,004
Money Transfer Systems, Inc................  12/20/00       14.00           148,500          148,675
Money Transfer Systems, Inc................  03/01/01       14.00           148,500          148,600
Monogram Products, Inc.....................  06/18/01       13.50           916,000          917,400
Moore Diversified Products, Inc............  06/16/00       13.50           800,000          800,000
Moovies Inc................................  04/18/00       13.50         1,485,000        1,488,750
Moovies Inc................................  01/04/01       13.00         1,980,000        1,981,998
Multicom Publishing, Inc...................  03/29/01       13.00         2,200,000        2,253,332
Multimedia Learning, Inc...................  04/18/01       13.50           500,000          500,000
Multimedia Learning, Inc...................  05/08/00       14.00         1,500,000        1,500,000
Nationwide Engine Supply L.P...............  01/12/99       12.00         2,475,000        2,487,510
NASC, Inc..................................  06/26/01       13.50         1,500,000        1,500,000
Nelson Juvenile Products L.L.C.............  10/31/00       14.00         2,000,000        2,000,000
Novavision Inc.............................  06/21/99       10.00         1,000,000        1,000,000
Novavision Inc.............................  06/21/00       10.00           350,000          350,000
Novavision Inc.............................  10/16/00       10.00           100,000          100,000
Novavision Inc.............................  12/04/01       10.00           351,500          351,500
NRI Service and Supply L.P.................  02/13/00       14.00         2,325,000        2,332,098
Orchid Manufacturing Group, Inc............  09/14/00       13.00         2,960,000        2,964,669
Orchid Manufacturing Group, Inc............  12/28/00       13.50         1,000,000        1,000,000
PFIC Corporation...........................  02/28/01       13.00         1,000,000        1,000,000
Palco Telecom Service, Inc.................  11/22/99       12.00         1,300,000        1,300,000
Patton Management Corporation..............  05/26/00       13.50         1,900,000        1,900,000
Pharmaceutical Research Assoc., Inc........  08/10/00       13.50         1,980,000        1,983,663
Pipeliner Systems, Inc.....................  09/30/98       13.00           980,000          991,322
P. A. Plymouth Inc.........................  09/28/00       13.00         1,000,000        1,000,000
Precision Fixtures & Graphics, Inc.........  04/11/01       14.00         1,095,000        1,095,000
Precision Fixtures & Graphics, Inc.........  05/08/01       14.00           100,000          100,000
Precision Fixtures & Graphics, Inc.........  05/28/01       14.00            75,000           75,000
Precision Fixtures & Graphics, Inc.........  04/11/01       14.00           300,000          300,000
Precision Panel Products, Inc..............  01/11/00       12.75         1,485,000        1,489,500
Pritchard Paint & Glass Co.................  02/14/01       14.00         1,100,000        1,100,000
Quest Group International, Inc.............  11/15/00       13.25         1,125,000        1,141,664
Radio Systems Corporation..................  12/27/99       13.00           905,725          935,574
Scandia Technologies, Inc..................  04/09/01       14.00         1,825,000        1,825,000
Sheet Metal Specialties, Inc...............  06/20/01       14.00           162,875          162,875
SkillSearch Corporation....................  02/05/98       13.00           496,000          498,947

                           SIRROM CAPITAL CORPORATION

                             AS OF JUNE 30, 1996
                                  (UNAUDITED)

                                               LOAN        COUPON
                                             MATURITY     INTEREST
                   LOANS                       DATE         RATE           COST          FAIR VALUE
- -------------------------------------------  --------     --------     ------------     ------------
Softsense Computer Products, Inc...........  06/27/01       14.00      $  2,760,000     $  2,764,000
Southern Specialty Group...................  06/30/01       14.00%        1,732,500        1,734,252
Summit Publishing Group, Ltd...............  03/17/99       12.00         1,485,000        1,492,000
Suncoast Medical Group, Inc................  09/14/99       13.50           485,000          490,998
Suncoast Medical Group, Inc................  06/07/00       14.00           495,000          495,581
Suncoast Medical Group, Inc................  02/23/01       14.00           495,000          495,415
TCOM Systems, Inc..........................  02/05/98       13.00           519,919          519,919
Tower Environmental, Inc...................  11/30/98       10.00         2,440,000        2,201,990
Tower Environmental, Inc...................  05/30/95       12.50           150,000          150,000
Trade Am International, Inc................  09/30/00       12.75         4,000,000        4,000,000
Treasury Coast Pizza Company...............  07/29/98       12.00           841,500          846,612
Ultrafab, Inc..............................  06/27/01       14.00         1,500,000        1,500,000
Unique Electronics, Inc....................  11/30/99       10.70           600,000          600,000
Universal Marketing Corporation............  01/31/00       13.50           500,000          500,000
Urethane Technologies, Inc.................  03/16/01       13.50         1,636,520        1,660,752
Valdawn L.L.C..............................  04/13/00       13.50         2,399,974        2,400,000
Viking Moorings Acquisition, LLC...........  12/15/00       13.00         1,655,500        1,695,694
Vista Information Solutions, Inc...........  04/20/01       13.50         2,032,157        2,039,954
WWR Technology, Inc........................  11/01/97       13.50           394,700          398,656
Zahren Alternative Power Corp..............  01/30/00       13.00           495,000          495,577
Zahren Alternative Power Corp..............  11/27/99       13.00         1,980,000        1,987,688
                                                                       ------------     ------------
  Total Loans..............................                            $191,239,238     $187,556,418
                                                                       ============     ============

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS

                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

                                                             Number of        Cost or
                EQUITY INTERESTS                        Shares/Percentage   Contributed
                                                             Ownership         Value            Fair Value
- -------------------------------------------------------      ---------         -----            ----------
PUBLICLY TRADED INVESTMENTS(a)
American Exchange Network
        Common Stock - restricted......................      139,651         $   21,879        $  247,299
Cardiac Control Systems, Inc.
        Common Stock - restricted......................       50,000         $  250,000        $  100,625
Innotech, Inc.
        Common Stock - restricted......................       65,995         $   20,000        $  503,348
National Vision Associates, Ltd.
        Common Stock - restricted......................      208,698         $1,771,149        $  817,835
Concept Technologies Group, Inc.
        Common Stock - restricted......................       28,088         $    5,300        $   30,721
Moovies Inc.
        Common Stock...................................      156,110         $   16,561        $  906,088
Premiere Technologies, Inc.
        Common Stock...................................      378,360         $        0        $7,768,992

EQUITY INVESTMENTS IN PRIVATE COMPANIES
Skillsearch Corporation
        Common Stock...................................        2,241         $  250,035        $  250,035
Potomac Group
        Preferred Stock - Series A.....................      800,000         $1,000,000        $2,000,000
Potomac Group
        Common Stock...................................      479,115            289,779         1,299,038
Kentucky Kingdom, Inc.
        Common Stock...................................       13,260         $  258,316        $1,650,000
Golf Club of America
        Common Stock...................................      100,000         $  100,000                 0
International Risk Control, Inc.
        Preferred Stock - Series A.....................      200,000         $   50,000        $   50,000
DentureCare, Inc.
        Preferred Stock - Series D.....................       49,342         $  300,000        $  300,000
Unique Electronics, Inc.
        Preferred Stock - Series A.....................    1,000,000         $1,000,000        $1,000,000
Pipeliner Systems, Inc.
        Preferred Stock - Series D.....................        5,000         $1,000,000        $1,000,000
Front Royal, Inc.
        Common Stock...................................      110,000         $  275,000        $  275,000
NovaVision, Inc.
        Preferred Stock - Series A.....................    1,763,846          1,763,846         1,763,846

                                                          Number of            Cost or
EQUITY INTERESTS                                      Shares/Percentage      Contributed
                                                          Ownership             Value          Fair Value
                                                          --------              -----          ----------
Fycon Technologies, Inc.
     Preferred Stock - Series A                              597,162        $   597,162       $         0
Carter Kaplan Holdings L.L.C.
     Membership interest in L.L.C.                             24.00%       $     6,100       $         0
Virginia Gas Company
     Preferred Stock - Series A                                2,000        $ 2,000,000       $ 2,000,000
Johnston County Cable L.P.
     Class A Interest in L.P.                         11.11% of L.P.        $   100,000       $   100,000
Eastern Food Group L.L.C.
     Class B Preferred Units                                   7,500        $   754,444       $         0
Dalcon International, Inc.
     Series B Preferred Stock                                850,000        $   850,000       $   490,000
Zahren Alternative Power Corporation
     Common Stock                                                700        $   210,000       $   210,000
Zahren Alternative Power Corporation
     Preferred Stock                                             200        $   200,000       $   200,000
Viking Moorings Acquisition, L.L.C.
     Membership interest in L.L.C.                              6.50%       $   344,500       $   344,500
Electronic Merchant Services
     Series B Preferred Stock                                    163        $         0       $         0
Nelson Juvenile Products L.L.C.
     Membership interest in LP                                 30.00%       $         0       $         0
Palco Telecom Service
     Common Stock                                            157,895        $     1,579       $     1,579
Pharmaceutical Research Associates Inc.
     Class F Preferred Stock                                  29,195        $   190,000       $   190,000
Precision Fixtures & Graphics, Inc.
     Preferred Stock                                       1,500,000        $ 1,500,000       $ 1,100,000
Caldwell/VSR Inc.
     Preferred Stock                                             890        $   890,000       $   890,000
                                                                            -----------       -----------
    TOTAL EQUITY INTERESTS                                                  $16,015,650       $25,488,907
                                                                            ===========       ===========

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS

                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

                                                                                         Cost or
                                                            Number of     Percentage   Contributed
                         WARRANTS                         Shares/Units   Ownership       Value          Fair Value
- -------------------------------------------------------      ------       ---------       -----          ----------
PUBLICLY TRADED COMPANIES(a)
American Network Exchange..............................       13,988          0.00%       $      0        $        0
Cardiac Control Systems, Inc...........................      100,000          2.90%       $      0        $  201,250
Consumat Systems, Inc..................................      250,000         20.00%       $      0        $  568,750
Moovies, Inc...........................................       20,000          0.20%       $ 20,000        $  116,083
Multicom Publishing, Inc...............................      335,423          6.00%       $800,000        $  754,804
Urethane Technologies, Inc.............................      484,640          4.66%       $363,480        $  487,669
Vista Information Solutions, Inc.......................    1,247,582          5.00%       $467,843        $1,728,421

PRIVATE COMPANIES
Affinity Fund, Inc.....................................        2,041          8.62%       $ 20,000        $  385,000
Alvin Carter Holdings Corp.............................            2%         2.00%       $      0        $        0
Amscot Holdings, Inc...................................        1,409         17.50%       $      0        $        0
Ashe Industries, Inc...................................          216         16.52%       $ 20,000        $        0
Associated Response Services, Inc......................          343         34.30%       $ 14,000        $1,000,000
Assured Power, Inc.....................................          374         16.00%       $      0        $        0
Auto Rental Systems, Inc...............................      144,869          8.00%       $      0        $  285,000
B & N Company, Inc.....................................           33          4.00%       $ 40,000        $   40,000
BankCard Services Corporation..........................      149,261         28.00%       $  3,000        $        0
BiTec Southeast, Inc...................................          938         10.00%       $ 21,000        $   55,000
C.J. Spirits, Inc......................................      180,000         10.00%       $  7,500        $        0
CF Data Corporation....................................          257         20.50%       $ 17,500        $   17,500
Caldwell/VSR Inc.......................................          159         15.93%       $      0        $        0
Cartech Holdings Inc...................................      210,527         20.00%       $      0        $        0
CCS Technology Group, Inc..............................       30,000          2.00%       $ 10,000        $   10,000
Cedaron Medical Inc....................................      174,425          4.25%       $      0        $        0
CellCall, Inc..........................................          332          1.23%       $ 10,000        $  125,000
Champion Glove Manufacturing Co., Inc..................      538,614          6.88%       $      0        $        0
CLS Corporation........................................      126,997          4.90%       $      0        $        0
Clearidge, Inc.........................................      449,039          7.90%       $      0        $        0
Colonial Investments...................................          194         18.00%       $      0        $        0
Consumer Credit Associates, Inc........................        3,669         15.50%       $      0        $        0
Continental Diamond Cutting Co.........................          112         12.22%       $      0        $        0
Corporate Flight Mgmt., Inc............................       66,315         10.00%       $  3,500        $  100,000
Cougar Power Products, Inc.............................          336         22.61%       $ 10,000        $        0
Dalcon International, Inc..............................      250,000         20.00%       $      0        $        0
Dalt's, Inc............................................          125         25.00%       $      0        $        0
DentureCare, Inc.......................................      546,545         12.65%       $ 10,000        $  375,000
Electronic Merchant Services, Inc......................          430         12.50%       $ 12,500        $        0
Eastern Food Group L.L.C...............................       17,647         15.00%       $      0        $        0
Educational Medical, Inc...............................       85,000          8.00%       $      0        $  400,000
Encore Orthopedics, Inc................................      466,455          7.36%       $711,335        $  711,335
Entek Scientific Corp..................................       18,548          4.25%       $      0        $        0
Express Shipping Centers, Inc..........................       73,752          3.00%       $552,402        $  552,402
Factory Card Outlet of America Ltd.....................       23,658          2.50%       $413,461        $  584,378
Front Royal, Inc.......................................      240,458          3.59%       $      0        $  420,000
Fycon Technologies, Inc................................       58,677         15.00%       $      0        $        0
Gardner Wallcovering, Inc..............................            2          2.00%       $ 15,000        $   15,000
Gates Communication, L.P...............................    47% of LP         47.00%       $ 10,000        $        0
Global Finance and Leasing, Inc........................        5,000         25.00%       $      0        $        0
Gold Medal Products, Inc...............................       90,000         30.00%       $      0        $        0
Golf Corporation of America, Inc.......................      300,000         31.50%       $      0        $        0
Golf Video, Inc........................................           98         49.50%       $      0        $        0
Gulfstream International Airlines, Inc.................          271         21.00%       $ 10,000        $        0
Horizon Medical Products, Inc..........................        9,486          8.25%       $      0        $        0
Hoveround Corporation..................................        1,963         27.00%       $  5,000        $1,500,000
HSA International......................................      100,999         12.00%       $ 15,000        $        0
Hunt Incorporated......................................           44         10.00%       $      0        $  100,000
Hunt Leasing & Rental Corp.............................          265         10.00%       $      0        $  100,000
I. Schneid Holdings LLC................................   11% of LLC         11.00%       $      0        $        0

                                                                                         Cost or
                                                          Number of       Percentage   Contributed
                  WARRANTS                               Shares/Units     Ownership       Value          Fair Value
- --------------------------------------------------       ------------     ---------       -----          ----------
ILD Communications Inc............................             5,429          3.20%   $          0      $          0
In Store Services, Inc............................               429         12.50%   $     12,000      $     12,000
Intermed Healthcare Systems, Inc..................            11,884         10.50%   $      7,500      $      7,500
Johnston County Cable, L.P........................       27.5% of LP         27.50%   $     10,000      $     10,000
Kryptonics, Inc...................................             1,255          9.00%   $          0      $          0
Leisure Clubs International, Inc..................               144         10.00%   $     15,000      $     15,000
Lovett's Buffet, Inc..............................           204,219          5.00%   $          0      $          0
MBA Marketing Corporation.........................            11,100          4.29%   $     18,000      $     18,000
Mayo Hawaiian Corp................................                81          7.50%   $          0      $          0
Money Transfer Systems, Inc.......................                78          7.00%   $      5,500      $      5,500
Monogram Products, Inc............................                12         11.00%   $     84,000      $     84,000
Moore Diversified Products, Inc...................                12         11.00%   $          0      $          0
Multimedia Learning, Inc..........................               217          6.00%   $          0      $          0
NASC, Inc.........................................               130         13.00%   $          0      $          0
Nationwide Engine Supply, Inc.....................           952,381         16.19%   $     25,000      $     25,000
NRI Service and Supply L.P........................       27.5% of LP         27.50%   $     25,000      $     25,000
Novavision, Inc...................................           222,222         10.00%   $          0      $          0
KWC Management Corp...............................               794         24.40%   $          0      $    500,000
Orchid Manufacturing Group, Inc...................         1,719,047          4.50%   $     40,000      $    540,000
PFIC Corporation..................................             5,917          6.00%   $          0      $          0
Palco Telecom Service, Inc........................           157,895          5.00%   $          0      $          0
Patton Management Corporation.....................               426         10.00%   $          0      $    300,000
Pharmaceutical Research Associates, Inc...........           259,848          6.00%   $     20,000      $     20,000
Pipeliner Systems, Inc............................         2,080,000         20.55%   $     20,000      $     20,000
P.A. Plymouth, Inc................................            92,647         15.00%   $          0      $          0
Precision Fixtures & Graphics Inc.................               399          5.00%   $          0      $          0
Precision Panel Products, Inc.....................               122          8.25%   $     15,000      $     15,000
Pritchard Paint & Glass...........................            12,500         25.00%   $          0      $          0
Quest Group Int'l, Inc............................            44,444         10.00%   $    125,000      $    125,000
Radio Systems Corporation.........................           129,734          7.27%   $     94,275      $    600,000
Scandia Technologies..............................               282         22.00%   $          0      $          0
SkillSearch Corporation...........................             2,381          7.20%   $    254,000      $    119,000
Southern Specialty Brands, Inc....................            10,000         10.00%   $     17,500      $     17,500
Delaware Publishing Group, Inc....................             6,296         24.50%   $     15,000      $     15,000
Softsense Computer Products, Inc..................           114,237          1.00%   $    240,000      $    240,000
Suncoast Medical..................................           580,159         23.00%   $     25,000      $     25,000
Suprex Corporation................................         1,058,179          3.45%   $          0      $      7,500
The Ryland Co.....................................             1,518         20.50%   $          0      $          0
Tower Environmental, Inc..........................                82         10.07%   $     20,000      $          0
Trade Am International, Inc.......................           335,106          6.00%   $          0      $          0
Treasure Coast Pizza Company......................                51         10.00%   $      8,500      $      8,500
Valdawn L.L.C.....................................             2,658         21.00%   $         26      $         26
UltraFab, Inc.....................................           120,000         12.00%   $          0      $          0
UltraFab Vessels, Inc.............................           120,000         12.00%   $          0      $          0
Unique Electronics, Inc...........................                20%        20.00%   $          0      $          0
Universal Marketing Corporation...................               111         10.00%   $          0      $    487,669
Virginia Gas Company..............................               525          6.00%   $          0      $    160,000
Voice FX Corporation..............................           233,112          8.00%   $    176,000      $    176,000
Zahren Alternative Power Corp.....................             1,168          9.80%   $     25,000      $     25,000
                                                                                      ------------      ------------
        Total Warrants............................                                    $  4,879,822      $ 13,748,118
                                                                                      ------------      ------------
TOTAL INVESTMENTS                                                                     $212,134,709      $226,793,442
                                                                                      ============      ============

  (a) All publicly traded stocks that may not be sold in the public market as a result of securities laws restrictions, lock-up agreements or other similar restrictions are typically valued at 70% of market value at the balance sheet date. All other publicly traded stocks are typically valued at 90% of market value at the balance sheet date.

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

      Net Operating Income. During the quarter ended June 30, 1996, interest on investments was $5.6 million, a 75.0% increase over the $3.2 million earned in the same quarter of 1995. During the second quarter of 1996, the Company collected $652,000 in processing fees, a 108.3% increase over the $313,000 collected in the same quarter of 1995. This increase in interest income and processing fees is a result of the increase both in the dollar amount of loans outstanding during the quarter and of loans originated during the period.
The Company's loan portfolio increased 81.4% to $187.6 million at June 30, 1996, from $103.4 million at June 30, 1995. The $28.7 million of loans originated during the second quarter of 1996 was a 80.5% increase over the $15.9 million of loans originated in the same quarter of 1995. In addition, the weighted average interest rate charged on the loan portfolio at June 30, 1996 was 13.0%, as compared to 12.7% at June 30, 1995.

     The most significant portion of the Company's total operating expenses is interest expense. The Company's interest expense, most of which is related to the SBA-guaranteed debentures of the Company and the Revolving Credit Facility, increased to $2.1 million in the second quarter of 1996, an 75.0% increase over the $1.2 million paid in the second quarter of 1995. The increase in interest expense from 1995 to 1996 is primarily attributable to increased borrowings from the SBA and establishment of and borrowing under the Revolving Credit Facility. Borrowings from the SBA were $83.3 million on June 30, 1996, and $65.6 million on June 30, 1995. Amounts outstanding under the Revolving Credit Facility at June 30, 1996, were $35.9 million.

     The other significant components of total operating expenses are (i) overhead, which primarily relates to employee compensation, travel and marketing expenses, office expenses and legal fees, (ii) amortization of borrowing costs and (iii) state taxes. These expenses totaled $998,000 million in the second quarter of 1996, a 129% increase over the $436,000 of such expenses in the same quarter of 1995. These increases can be largely attributed to the increase in the number of employees in 1996 versus 1995 and due to beginning to accrue bonuses in the current year versus past practice of expensing bonuses when paid in the first quarter of each year. The bonus accrual added approximately $300,000 to operating expenses in the second quarter of 1996.

     During the quarter ended June 30, 1996, the Company paid dividends of $2.2 million from net operating income. The Company paid dividends of $1.1 million in the second quarter of 1995.

     Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $200,000 during the quarter ended June 30, 1996, resulting from a gain on the sale of its warrant in Emerald Pointe Waterpark, L.P. There were no realized losses during the quarter. The net realized loss for the second quarter of 1995 was $37,000, primarily resulting from $700,000 in gains on the sale of equity positions in Behavioral Healthcare Corp., WXMT-Channel 30 TV, and Truckload Management Inc., which were offset by write-offs of equity positions totaling $140,000 in Healthfield, Inc., and Quality Care Networks and a loan write-off of $600,000 to Quality Care Networks. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

     Change in Unrealized Appreciation (Depreciation) of Investments. For the quarters ended June 30, 1996, and 1995, the Company recorded net increases in unrealized appreciation of investments before income taxes of $2.3 million and $4.5 million, respectively. These increases are the result of the Company's quarterly revaluation of its portfolio in accordance with its Valuation Policy to reflect the fair value of each of its portfolio assets.

     The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the second quarter of 1995 and 1996.



                                           QUARTER ENDED JUNE 30,
                                           ----------------------
                                            1995            1996
- -----------------------------------------------------------------
                                               (IN THOUSANDS)
LOANS:
Ashe Industries, Inc.                        $            $ (150)
Tower Environmental, Inc.                                   (250)
Cougar Power Products, Inc.                                 (525)
Quality Care Networks                          150
Freshnuts Foods                               (200)
Fycon Technologies, Inc.                      (200)

WARRANTS AND EQUITY SECURITIES:
Premiere Technologies, Inc.                                1,611
Vista Information Solutions, Inc.                          1,261
Hoveround, Inc.                                            1,175
Consumat Systems, Inc.                                       569
Emerald Pointe Waterpark                       244          (244)
Fycon Technologies, Inc.                                    (500)
Moovies, Inc.                                  335          (528)
Eastern Foods LLC                                           (654)
Front Royal, Inc.                              300
Innotech, Inc.                                 273
American Remedial Technologies, Inc.           210
Truckload Management Inc.                     (145)
Tower Environmental, Inc.                     (300)

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

     For the quarter ended June 30, 1996, the Statements of Operations include a provision for taxes totaling $70,000 for federal income tax at a 35% rate on realized gains not distributed to shareholders. This tax related to the retained long-term capital gain of $200,000 on the Company's sale of its warrant in Emerald Pointe Waterpark, L.P.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had $39.8 million in cash and cash equivalents, and approximately $10.4 million of the Company's investment portfolio consisted of publicly-traded securities, which have an ascertainable market value and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions. See "Summary of Significant Accounting Policies" in the Notes to Financial Statements.

     The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated an initial public offering of 2,645,000 shares of Common Stock resulting in net proceeds of $26.5 million. In August 1995, the Company consummated a second public offering of 1,500,000 shares of Common Stock generating net proceeds to the Company of approximately $21.2 million. In June 1996, the Company consummated a third public offering of 2,000,000 shares of Common Stock generating net proceeds of $51.4 million. The Company used the proceeds of the first two offerings to originate new loans, and the Company has used and will use the proceeds of the most recent offering to originate new loans.

     During the second quarter of 1996, the Company received no additional funding from the SBA, leaving total SBA borrowings at $83.3 million at June
30, 1996. Each borrowing from the SBA has a term of ten years and can be prepaid without penalty after five years. The interest rate on these borrowings was 7.02% as of June 30, 1996, and none of these borrowings mature prior to 2002. Based on the Company's leverageable capital, it is eligible to borrow up to a total of $90.0 million from the SBA, the maximum amount of SBA loans available to an SBIC. The Company intends to request the remaining $6.7 million of SBA funding available to it during August 1996. Given the increased demand for borrowings under the SBA sponsored SBIC debenture program and concurrent decrease in funds appropriated by Congress to the SBA, no assurances can be given as to the amount of additional SBA borrowing that will be granted to the Company.

     As of June 30, 1996, the Company had $35.9 million outstanding under its $50.0 million Revolving Credit Facility, which is secured by all of the Company's assets. The interest rate on these borrowings was 6.55% at June 30, 1996. The Revolving Credit Facility matures on December 27, 1998. The Revolving Credit Facility requires that the Company obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David
M. Resha ceases to be employed by the Company. The Company did not use the net proceeds of the public offering of its Common Stock consummated in June 1996 to repay the amounts owing under the Revolving Credit Facility due to tax considerations related to the Company's pending reorganization. The Company has negotiated a temporary reduction in the interest rate paid on the Revolving Credit Facility to the extent the debt outstanding under the Revolving Credit Facility is secured by cash remaining from the June 1996 public offering.

     In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, the Company has entered into an interest rate swap agreement that effectively converts the variable rate on a portion of the Revolving Credit Facility to a fixed rate of 8.15% per annum. Under this agreement, the Company will convert $30.0 million to this fixed rate in $3.0 million increments per month beginning April 1996.

     The Company has signed a commitment letter with ING Capital Markets, Inc. ("ING") to establish a credit facility (the "Special Purpose Facility") in the amount of $100.0 million. Under the Special Purpose Facility, it is anticipated that the Company would form a special purpose, bankruptcy remote subsidiary ("Newco"), that would buy new loans originated by the Company and the related warrants and use the loans and warrants purchased as collateral to secure the issuance of commercial paper by ING. Newco would pay a spread to ING over the rate paid on the commercial paper issued, along with other fees to originate and administer the Special Purpose Facility. It is anticipated that Newco would enter into appropriate swap agreements to attempt to hedge the interest rate risk inherent in the maturing and reissuing of commercial paper at market rates. Based on current commercial paper rates, the total cost of the debt is anticipated to be approximately 8.5% to 8.75%. The Special Purpose Facility will require Newco to be capitalized with a minimum of $20.0 million in equity, so it is anticipated that some or all of the new loans originated from the proceeds of the public of fering of Common Stock consummated in June 1996 will be contributed as equity to Newco. Definitive documentation with respect to the Special Purpose Facility have not yet been negotiated, and no assurance can be given that such definitive documentatons will be negotiated on terms satisfactory to the Company.

The Company believes that anticipated borrowings from the SBA and under the Company's Revolving Credit Facility, together with cash on hand and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the end of 1996 and through the end of 1997 if the Special Purpose Facility is obtained. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurance that such additional funding will be available on terms acceptable to the Company.

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

PORTFOLIO TURNOVER

     During the quarter ended June 30, 1996, the Company made loans to 28 companies totaling approximately $28.7 million and experienced six repayments (either partial or full) aggregating $5.3 million. During the quarter ended June 30, 1995, the Company made loans to 17 companies totaling approximately $15.9 million and experienced 5 repayments (either partial or full) aggregating approximately $5.7 million. The Company can not control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty and the first loans made by the Company begin maturing in May 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company's Annual Shareholder's Meeting was held on April 19, 1996 to (i) elect the directors of the Company for the ensuing year, (ii) approve the adoption of the Company's Amended and Restated 1994 Stock Option Plan and the issuance of options thereunder, (iii) approve the adoption of the Company's 1995 Stock Option Plan for Non-Employee Directors and the issuance of options thereunder, (iv) approve the adoption of the Company's 1996 Incentive Stock Option Plan and the issuance of options thereunder, and (v) ratify the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1996.

         b.  The following directors were elected at the Annual Meeting of
             Shareholders:

                                                  For          Withheld
                                               ---------       --------
             E. Townes Duncan                  5,757,002        34,340
             William D. Eberle                 5,757,007        34,335
             Edward J. Mathias                 5,757,007        34,335
             Robert A. McCabe, Jr.             5,757,007        34,335
             George M. Miller, II              5,757,002        34,340
             John A. Morris, Jr.               5,757,002        34,340
             Raymond H. Pirtle, Jr.            5,757,002        34,340
             L. Edward Wilson, P.E.            5,757,002        34,340


         c.  The resolutions passed were as follows:

             1. To approve the adoption of the Company's Amended and Restated 1994 Stock Option Plan and the issuance of options thereunder.

                 FOR  4,561,426       AGAINST  107,660       WITHHELD  30,575

             2. To approve the adoption of the Company's Stock Option Plan for Non-Employee Directors and the issuance of options thereunder.

                 FOR  4,566,035       AGAINST  102,851       WITHHELD  30,775

             3. To approve the adoption of the Company's 1996 Incentive Stock Option Plan and the issuance of options thereunder.

                 FOR  4,558,935       AGAINST  112,251       WITHHELD  28,475

             4. To ratify the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1996.

                 FOR  5,771,379       AGAINST    1,000       WITHHELD  18,963

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


                                    SIRROM CAPITAL CORPORATION



 Date: August 14, 1996              By: /s/ Carl W. Stratton
                                       -------------------------
                                         Carl W. Stratton
                                         Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                       Description
- -----------         ------------------------------------------
Exhibit 11          Computation of Earnings Per Share


Exhibit 27          Financial Data Schedule (for SEC use only).