Form 10-Q
period 1996-09-30
SIRROM CAPITAL CORP
filed 1996-11-14
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on November 11, 1996 was 12,338,567.

                               TABLE OF CONTENTS


                                                                           PAGE NUMBER
                                                                           -----------
PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996     3

Consolidated Statements of Operations for the Three Months Ended
  September 30, 1995 and 1996 and for the Nine Months Ended
  September 30, 1995 and 1996                                                  4

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 1995 and 1996 and for the Nine Months Ended
  September 30, 1995 and 1996                                                  5

Notes to Financial Statements                                                  7

Portfolio of Investments as of December 31, 1995                              11

Consolidated Portfolio of Investments as of September 30, 1996                18

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

General                                                                       28

Results of Operations                                                         28

Financial Condition, Liquidity and Capital Resources                          31

Impact of Inflation                                                           32

Risks                                                                         32

Portfolio Turnover                                                            32


PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  33

ITEM 2.    CHANGES IN SECURITIES                                              33

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    33

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                33

ITEM 5.    OTHER INFORMATION                                                  33

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   33

SIGNATURES                                                                    36

                 SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1996



                                                  DECEMBER 31,   SEPTEMBER 30,
                                                      1995           1996
                                                  ------------   -------------
Assets                                              (audited)     (unaudited)
   Investments, at fair value
   Loans                                          $144,854,517   $220,049,964
   Equity interests                                 15,912,467     25,578,037
   Warrants                                         11,513,183     15,087,636
                                                  ------------   ------------

       Total investments                           172,280,167    260,715,637

Investment in unconsolidated subsidiary                840,110        427,743
Cash                                                   195,069     20,789,140
Interest receivable                                  2,119,567      2,455,789
Debenture costs (less accumulated amortization
   of $383,279 and $728,040, respectively)           2,020,030   $  2,420,030
Furniture, equipment and leasehold
   improvements (less accumulated depreciation of
   $18,565 and $53,523, respectively)                  203,860        220,648
Other assets                                           211,165        232,708
                                                  ------------   ------------

       Total Assets                               $177,869,968   $287,261,695
                                                  ============   ============

Liabilities and Shareholders' Equity

Liabilities:
   Debentures payable to Small Business
     Administration                               $ 73,260,000   $ 83,260,000
   Revolving credit facility                        13,200,000     41,811,000
   Interest payable                                    936,818      1,392,778
   Accrued taxes payable                             1,073,525      3,035,160
   Accounts payable and accrued expenses               213,901      1,171,201
   Other liabilities                                     -----         52,500
                                                  ------------   ------------

       Total Liabilities                            88,684,244    130,722,639
                                                  ------------   ------------

Shareholders' Equity:
   Common stock                                     73,979,967    132,407,465
   Notes receivable from employees                  (1,980,000)    (1,539,858)
   Undistributed net realized earnings               7,372,471     13,064,204
   Unrealized appreciation of investments            9,813,286     12,607,245
                                                  ------------   ------------

       Total Shareholders' Equity                   89,185,724    156,539,056
                                                  ------------   ------------

       Total Liabilities and Shareholders'
         Equity                                   $177,869,968   $287,261,695
                                                  ============   ============

See notes to financial statements.

                 SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                    Three          Three          Nine           Nine
                                Months Ended   Months Ended   Months Ended   Months Ended
                                September 30,  September 30,  September 30,  September 30,
                                    1995           1996           1995           1996
                                  ----------    -----------    -----------    -----------
Operating Income:
    Interest on investments       $3,374,739    $ 6,388,837    $ 9,029,397    $16,837,156
    Loan processing fees             706,646        796,800      1,561,138      2,369,850
    Other income                           0         28,530              0         90,585
                                  ----------    -----------    -----------    -----------
          Total Operating
              Income               4,081,385      7,214,167     10,590,535     19,297,591

Operating Expenses:
    Interest expense               1,191,484      2,138,079      3,360,701      5,979,355
    Salaries and benefits            366,522        770,919      1,035,415      2,180,154
    Other operating expenses         253,684        499,127        693,931      1,477,737
    State income tax on
       interest
    Amortization expense                   0              0         62,426              0
                                      45,315        100,867        113,424        378,510
                                  ----------    -----------    -----------    -----------
          Total Operating
             Expenses             $1,857,005    $ 3,508,992    $ 5,265,897    $10,015,756

Equity in pretax
   income of unconsolidated
   subsidiary (before taxes of
   $0,$0,$0, and $0)              $  407,837      1,150,571    $   609,193      2,573,197
                                  ----------    -----------    -----------    -----------

          Net Operating Income     2,632,217      4,855,746      5,933,831     11,855,032

Realized gain (loss) on
   investments                       433,757      1,250,000        445,618      7,206,489
Change in unrealized
   appreciation
   (depreciation) of
   investments                     1,806,188     (1,701,483)     4,146,091      2,793,944
Provision for income
   taxes                            (221,000)      (560,000)      (316,880)    (2,764,960)
                                  ----------    -----------    -----------    -----------

Net increase in
   shareholders' equity
   resulting from operations      $4,651,162    $ 3,844,263    $10,208,660    $19,090,505
                                  ==========    ===========    ===========    ===========

                         SIRROM CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                  THREE          THREE          NINE           NINE
                              MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  1995           1996           1995           1996
                              -------------  ------------   -------------  -------------
OPERATING ACTIVITIES:
Net increase in partners'
  capital and shareholders'
  equity resulting from
  operations                   $ 4,651,162    $ 3,844,263   $ 10,208,660   $ 19,090,505

Adjustments to reconcile net
  increase to net cash
  provided by operating
  activities:
Net unrealized (appreciation)
  depreciation of investments   (1,806,188)     1,701,483     (4,146,091)    (2,793,944)

Realized (gain) loss on
  investments                     (433,757)    (1,250,000)      (445,618)    (7,206,489)

(Increase) decrease in
  investment in
  unconsolidated subsidiary       (407,837)    (1,164,572)      (609,193)    (2,587,199)

Amortization of debenture
  costs                             43,507         99,367        108,616        374,009

Increase in interest
  receivable                      (157,720)       248,571       (735,812)      (336,222)

Increase (decrease) in
  accounts payable and
  accrued expenses                 100,000        150,946         71,624      1,009,800

Amortization of
  organization costs                 1,500          1,500          4,500          4,500

Depreciation of fixed
  assets                             5,005         12,287          9,160         34,957

(Increase) decrease in
  accounts receivable             (764,286)      (154,787)      (964,286)      (162,944)

Increase (decrease) in
  accrued taxes payable            221,000        681,792       (164,318)     1,961,635

Increase (decrease) in
  interest payable                 344,638        125,803        382,632        455,960
                               -----------    -----------   ------------   ------------
Net cash provided by
  operating activities           1,797,024      4,296,653      3,719,874      9,844,568
                               -----------    -----------   ------------   ------------

                                  THREE          THREE          NINE           NINE
                              MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                  1995           1996           1995           1996
                              -------------  ------------   -------------  -------------
INVESTING ACTIVITIES:

Proceeds from sale of
  investments                    5,272,206      7,619,451     13,873,850     24,873,391

Investments originated
  or acquired                  (31,056,208)   (41,943,125)   (72,703,559)  (103,687,232)

Purchase of fixed assets          (138,131)       (12,844)      (195,526)       (51,745)

Increase in other assets            (9,165)       (42,899)        (9,165)       (13,101)

Disposition of other assets              0        528,808              0        528,808
                              ------------   ------------   ------------   ------------
Net cash used in
  investing activities         (25,931,298)   (33,850,609)   (59,034,400)   (78,349,879)
                              ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:

Proceeds from debentures
  payable to Small
  Business Administration        7,660,000              0     22,260,000     10,000,000

Proceeds from revolving
  credit facilities              7,198,000     23,022,000     32,171,594     73,200,766

Repayment of credit
  facility borrowings           (7,198,000)   (17,098,767)   (38,560,845)   (44,589,766)

Increase in debenture costs       (201,075)      (261,510)      (619,976)      (774,009)

Issuance of common stock        21,252,023      7,834,521     47,749,695     59,237,143

Employee shares repurchased              0              0              0       (809,645)

Repayment of employee notes              0              0              0        440,142

Payment of dividends            (1,272,236)    (2,971,830)    (2,349,552)    (7,605,249)

Distribution of capital
  gains                           (690,788)             0       (690,788)             0
                              ------------   ------------   ------------   ------------
Net cash provided by
  financing activities          26,747,924     10,524,414     59,960,128     89,099,382
                              ------------   ------------   ------------   ------------
Increase (decrease) in
  cash and cash equivalents      2,613,650    (19,029,542)     4,645,602     20,594,071

Cash and cash equivalents,
  beginning of period            2,169,199     39,818,682        137,247        195,069
                              ------------   ------------   ------------   ------------
Cash and cash equivalents,
  end of period               $  4,782,849   $ 20,789,140   $  4,782,849   $ 20,789,140
                              ============   ============   ============   ============
Supplemental disclosures
  of cash flow information:

Interest paid                 $    846,810   $  2,018,473   $  2,978,033   $  5,529,590
                              ============   ============   ============   ============

Taxes paid                    $    10,719    $     12,828   $    396,037   $    976,894
                              ============   ============   ============   ============

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

     The Company is a non-diversified, closed-end investment company, which has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Prior to August 1996, the Company was also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958 (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. In August 1996, the Company transferred its SBIC operations, including its SBIC license, assets and liabilities, to its wholly-owned subsidiary, Sirrom Investments, Inc., a Tennessee corporation ("SII"). Under applicable SBA regulations, SII is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act, as amended. Additionally, beginning in February 1995, the Company elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and in August 1996, SII elected the same tax treatment.

     In August 1996, the Company acquired Harris Williams & Co., L.P. ("Harris Williams"), for 898,454 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams is accounted for as a pooling of interests. The Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996, the Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 1995 and 1996 and the Consolidated Statements of Operations and Cash Flows for the three months ended September 30, 1995 and 1996 have been restated accordingly to reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and SII. All intercompany accounts and transactions have been eliminated in the consolidation. Harris Williams is accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

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

     Equity interests and warrants for which there is not a public market are valued based on factors such as pending or completed significant equity financing by sophisticated, unrelated investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The Board of Directors also considers recent offers to purchase a portfolio company's securities when valuing warrants. At September 30, 1996, the investment portfolio included investments totaling $260,715,637, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the difference could be material.

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

DESCRIPTION OF LOANS TERMS

     The loans to small business concerns included in investments bear interest at rates ranging from 8.00% to 14.00%. Typically, interest is payable in monthly or quarterly installments over five years with the entire principal amounts due at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees.

LOAN PROCESSING FEES

     The Company recognizes loan processing fees as income when the loan is closed.

CASH AND CASH EQUIVALENTS

     The Company defines cash and cash equivalents as cash on hand, cash in interest bearing and non-interest bearing operating bank accounts and highly liquid investments such as time deposits with an original maturity of three months or less.

DEBENTURE COSTS

     Debenture costs are amortized over the term of the related loan, which is ten years for the 11 SBA debentures, as discussed in Note 3, and three years for the Revolving Credit Facility, as discussed in Note 4.

INCOME TAXES

     Beginning in February 1995, the Company elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and in August 1996 SII elected the same tax treatment. If the Company and SII each, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company and SII may each be generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders.

     In order to maintain its RIC status, the Company and SII must each separately in general: a) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities b) derive less than 30% of its gross income from the sale or disposition of securities held for less than three months, c) meet investment diversification requirements defined by the Code and d) distribute to shareholders at least 90% of its net income (other than long-term capital gains).

     The Company and SII currently intend to meet the RIC qualifications in future years. Therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments.

3. DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of September 30, 1996, the Company had 11 debentures totaling $83,260,000 payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:


                 DATE                  AMOUNT
                 ----                  ------
                 2002                $10,000,000
                 2003                 24,000,000
                 2004                 17,000,000
                 2005                 22,260,000
                 2006                 10,000,000
                                     -----------
                                     $83,260,000

The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the three months ended September 30, 1996 totaled $1,469,215.

4. REVOLVING CREDIT FACILITY

     During December 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks, whereby it may borrow up to $50,000,000 at LIBOR plus 1.75% (6.62% at September 30, 1996).
The stated LIBOR rate at September 30, 1996 reflects a margin decrease of 0.57% that the Company negotiated with the bank for borrowings under the line of credit which are secured by cash. As of September 30, 1996, $41,811,000 was outstanding. This agreement expires on December 27, 1998.

     Interest expense related to the line of credit for the three months ended September 30, 1996 was $668,865.

     The Company has entered into two interest rate swap agreements. The first agreement effectively converts the variable rate on $30,000,000 of borrowings under the Revolving Credit Facility to a fixed rate of 8.15%. Under the agreement, the Company has exchanged the interest rate difference between the fixed and variable rates on incremental amounts of $3,000,000 a month beginning in April 1996. The second agreement effectively converts the variable rate on $15,000,000 of borrowings to a fixed rate of 8.05%. Under the agreement, the Company has exchanged the interest rate difference between the fixed and variable rates on incremental amounts of $5,000,000 a month beginning in December 1996.

5. INCOME TAXES

     For the quarter ended September 30, 1996, the Company provided for taxes of $525,000 on realized long-term capital gains not distributed to shareholders and also provided for $35,000 in state taxes.

6. EMPLOYEE STOCK OPTION PLAN

     In February 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") that permits the issuance of options to purchase shares of the Company's Common Stock to selected employees. The 1996 Plan reserves
390,000 shares of Common Stock for grant and provides that the terms of each award be determined by a committee of the Board of Directors. Under the terms of the 1996 Plan, the options' exercise price may not be less than the fair market value of a share of Common Stock on the date of grant. During 1996, the Company has granted options to purchase 521,966 shares, at prices ranging from $18.625 per share to $31.75 per share, the grant of some of which shares is conditioned upon shareholder approval of an increase in the number of shares available under the 1996 Plan. The options on 471,966 shares vest 20% each year beginning one year from the date of grant, and the options on 50,000 shares vest 33.3% beginning one year from the date of grant.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995


                                                  LOAN      COUPON
                                                MATURITY   INTEREST
        LOANS                                    DATE       RATE        COST       FAIR VALUE
        -----                                    ----       ----        ----       ----------
Affinity Fund, Inc.                             06/29/98     12.50%   $1,485,000    $1,494,932
Affinity Fund, Inc                              03/10/00     14.00     1,000,000     1,000,000
Affinity Fund, Inc                              12/28/98     12.50       495,000       495,083
Alpha West Partners I, L.P.                     12/31/97     12.50       771,308       675,058
American Remedial Tech., Inc.                   03/26/00     13.50     1,485,000     1,487,500
American Remedial Tech., Inc.                   07/11/00     14.00       495,000       495,498
Amscot Holdings, Inc.                           05/26/00     14.00       800,000       800,000
Amscot Holdings, Inc.                           09/20/00     14.00       200,000       200,000
Ashe Industries, Inc.                           12/28/97     12.50       990,000       646,178
Ashe Industries, Inc.                           03/25/99     12.50       445,500       447,150
Ashe Industries, Inc.                           05/18/99     12.50       544,500       546,340
Ashe Industries, Inc.                           06/12/96     14.00       750,000       750,000
Ashe Industries, Inc.                           06/12/96     14.00       285,546       285,546
Associated Response Services, Inc.              06/20/99     12.50     1,386,000     1,390,427
Associated Response Services, Inc.              02/15/00     12.50       335,000       335,000
Associated Response Services, Inc.              01/06/00     12.50       300,000       300,000
Assured Power, Inc.                             10/01/00     13.50       700,000       700,000
B & N Company, Inc.                             08/08/00     12.50     2,970,000     2,972,500
BankCard Services Corporation                   01/21/98     13.00       297,000       298,800
BiTec Southeast, Inc.                           11/03/97     12.50       445,500       448,350
BiTec Southeast, Inc.                           11/30/98     12.50     1,188,000     1,193,000
BiTec Southeast, Inc.                           11/03/97     12.50       445,500       447,300
BiTec Southeast, Inc.                           08/01/99     13.50       521,321       521,321
C.J. Spirits, Inc.                              05/01/97     13.50       750,171       455,546
Capital Network System, Inc.                    11/30/98     12.50       990,000       994,342
Capital Network System, Inc.                    01/18/99     12.50       990,000       994,008
Cardiac Control Systems, Inc.                   03/31/00     13.50     1,500,000     1,500,000
Carter Kaplan Holdings, L.L.C                   06/22/00     14.00       594,000       594,300
CCS Technology Group, Inc.                      05/01/97     13.00       990,000       997,288
CellCall, Inc.                                  11/04/97     12.75       990,000       996,345
CF Data Corp.                                   03/16/00     13.75     1,732,500     1,735,420
Champion Glove Mfg. Co., Inc.                   07/27/00     13.50     1,250,000     1,250,000
Clearidge, Inc.                                 09/29/99     13.00     2,000,000     2,000,000
Clearidge, Inc.                                 12/28/00     13.50       500,000       500,000
Colonial Investments, Inc.                      10/16/00     13.75       800,000       800,000
Consumat Systems, Inc.                          11/01/00     14.00       500,000       500,000
Consumer Credit Associates, Inc.                12/06/00     13.50     2,000,000     2,000,000
Continental Diamond Cutting Co.                 10/28/99     13.00     1,500,000     1,500,000
Continental Diamond Cutting Co.                 12/28/99     13.00       200,000       200,000
Continental Diamond Cutting Co.                 05/31/96     14.00       300,000       300,000
Corporate Flight Mgmt., Inc.                    12/04/97     12.50       346,500       348,645
Cougar Power Products, Inc.                     10/05/96     13.00       495,000       495,083
Cougar Power Products, Inc.                     10/05/96     13.00       495,000       497,003
Cougar Power Products, Inc.                     10/05/96     14.00       325,000       325,000
Dalcon International, Inc.                      01/31/02     13.00       150,000       150,000
Dalcon International, Inc.                      01/31/00     13.00       200,000       200,000
Dalt's, Inc.                                    04/28/01     13.50     2,000,000     2,000,000
DentureCare, Inc.                               07/29/99     11.50       990,000       993,006
DentureCare, Inc.                               11/03/00     14.00       111,150       111,150
DentureCare, Inc.                               08/31/00     14.00       800,000       800,000


                                                  LOAN       COUPON
                                                MATURITY    INTEREST
        LOANS                                     DATE        RATE        COST       FAIR VALUE
        -----                                     ----        ----        ----       ----------
Eastern Food Group LLC.                         08/30/00      8.00       500,000       500,000
Eastern Food Group LLC.                         12/20/00      8.00       200,000       200,000
Educational Medical, Inc.                       03/31/00     14.00     2,200,000     2,200,000
Electronic Merchant Services                    02/27/00     13.50     1,237,500     1,239,788
Electronic Merchant Services                    12/31/95     14.00       242,450       242,450
Emerald Pointe Waterpark L.P.                   04/29/99     12.50       594,000       596,000
Emerald Pointe Waterpark L.P.                   03/09/00     13.50       400,000       400,000
Encore Orthopedics, Inc.                        07/31/00     13.50     2,620,985     2,658,887
Express Shipping Centers, Inc.                  09/25/00     13.25     1,697,619     1,734,426
Factory Card Outlet Of America Ltd              11/15/00     12.50     3,670,917     3,682,317
Front Royal, Inc.                               10/01/99     13.00     1,550,000     1,550,000
Front Royal, Inc.                               12/27/99     13.00       675,000       675,000
Fycon Technologies, Inc.                        05/16/00     10.00       350,000       350,000
Fycon Technologies, Inc.                        08/30/00     14.00     1,000,000     1,000,000
Fycon Technologies, Inc.                        12/17/00     14.00       100,000       100,000
Gates Communications, L.P.                      12/31/98     12.50       990,000       994,175
Gitman and Company                              12/31/00     14.00     1,700,000     1,700,000
Global Finance and Leasing, Inc.                01/03/00     13.00     1,500,000     1,500,000
Gold Medal Products, Inc.                       11/19/00     13.50     1,250,000     1,250,000
Golf Corporation of America, Inc.               09/16/99     11.00       300,000       300,000
Golf Corporation of America, Inc.               12/28/00     14.00       200,000       200,000
Golf Corporation of America, Inc.               12/29/00     10.00       455,589       455,589
Gulfstream International Airlines Inc.          07/29/99     13.00     1,490,000     1,494,509
Gulfstream International Airlines Inc.          09/25/00     14.00     1,000,000     1,000,000
Horizon Medical Products, Inc.                  09/22/00     13.75     1,500,000     1,500,000
Hoveround Corporation                           06/11/98     13.00       495,000       497,368
Hoveround Corporation                           11/08/99     13.50       250,000       250,000
Hoveround Corporation                           03/08/00     14.00       250,000       250,000
Hunt Incorporated                               03/31/00     14.00     3,300,000     3,300,000
In-Store Services, Inc.                         04/19/00     14.00     1,188,000     1,189,800
Innotech, Inc.                                  03/22/99     13.00     1,980,000     1,987,326
Intermed Healthcare Systems, Inc.               06/29/99     12.00       742,500       744,875
Intermed Healthcare Systems, Inc.               02/10/00     14.00       375,000       375,000
International Manufacturing
  and Trade, Inc.                               04/27/99     13.00       495,000       496,743
International Manufacturing and
  Trade, Inc.                                   12/01/99     13.00       400,000       400,000
International Manufacturing
  and Trade, Inc.                               06/09/00     14.00       500,000       500,000
International Manufacturing
  and Trade, Inc.                               07/25/00     14.00       250,000       250,000
International Manufacturing
  and Trade, Inc.                               11/10/00     14.00       100,000       100,000
Johnston County Cable L.P.                      08/31/00     14.00     1,990,000     1,990,668
  Kentucky Kingdom, Inc.                        04/04/99      8.50       250,000       250,000
Kentucky Kingdom, Inc.                          01/05/98     12.50     1,980,000     1,991,989
Kentucky Kingdom, Inc.                          09/26/99     10.50     1,200,000     1,200,000
Kentucky Kingdom, Inc.                          03/01/00     14.00       835,000       835,000
Kentucky Kingdom, Inc.                          11/06/00     12.50     1,500,000     1,500,000
Kryptonics, Inc.                                12/14/00     12.90     2,500,000     2,500,000
Lovett's Buffet, Inc.                           04/01/00     13.00     2,250,000     2,250,000
MBA Marketing Corporation                       02/04/99     12.50     1,782,000     1,788,900
Medical Associates of America, Inc.             11/01/97     12.50     1,485,000       392,000
Money Transfer Systems, Inc.                    07/24/00     14.00       247,500       247,752
Money Transfer Systems, Inc.                    12/20/00     14.00       148,500       148,525


                                                  LOAN      COUPON
                                                MATURITY    INTEREST
        LOANS                                     DATE        RATE       COST        FAIR VALUE
        -----                                     ----        ----       ----        ----------
Moore Diversified Products, Inc.                06/16/00     13.50       800,000       800,000
Moovies, Inc.                                   04/18/00     13.50     1,485,000     1,487,250
Multimedia Learning, Inc.                       05/08/00     14.00     1,500,000     1,500,000
Nationwide Engine Supply, Inc.                  01/12/99     12.00     2,475,000     2,485,008
Nelson Juvenile Products L.L.C.                 10/31/00     14.00     2,000,000     2,000,000
NRI Service and Supply L.P.                     02/13/00     14.00     2,475,000     2,479,587
OcuTec Corporation                              06/21/99     10.00     1,000,000     1,000,000
OcuTec Corporation                              06/21/00     10.00       350,000       350,000
OcuTec Corporation                              10/16/00     10.00       100,000       100,000
OcuTec Corporation                              12/04/01     10.00       351,500       351,500
Orchid Manufacturing Group, Inc.                09/14/00     13.00     2,960,000     2,960,667
Orchid Manufacturing Group, Inc.                12/28/00     13.50     1,000,000     1,000,000
Palco Telecom Service, Inc.                     11/22/99     12.00     1,800,000     1,800,000
Patton Management Corporation                   05/26/00     13.50     1,900,000     1,900,000
Pharmaceutical Research Assoc., Inc.            08/10/00     13.50     1,980,000     1,981,665
Pipeliner Systems, Inc.                         09/30/98     13.00       980,000       989,324
Plymouth, Inc.                                  09/28/00     13.00     1,000,000     1,000,000
Precision Fixtures & Graphics, Inc.             07/31/10      6.50     1,100,000       889,976
Precision Fixtures & Graphics, Inc.             05/26/00      6.50       250,000       202,267
Precision Fixtures & Graphics, Inc.             11/07/00      6.50       200,000       161,814
Precision Fixtures & Graphics, Inc.             12/27/00      6.50       100,000        80,907
Precision Fixtures & Graphics, Inc.             07/10/00      6.50       135,000       109,224
Precision Fixtures & Graphics, Inc.             08/28/00      6.50       110,000        88,998
Precision Fixtures & Graphics, Inc              12/12/00      6.50       200,000       161,814
Precision Panel Products, Inc.                  01/11/00     12.75     1,485,000     1,488,000
Premiere Technologies, Inc.                     05/01/97     12.50       990,000       997,345
Premiere Technologies, Inc.                     12/23/98     12.00       990,000       994,175
Pritchard Paint & Glass Co.                     03/21/00     14.00       250,000       250,000
Quest Group International, Inc.                 11/15/00     13.25     1,125,000     1,129,166
Radio Systems Corporation                       12/27/99     13.00       905,725       926,148
SkillSearch Corporation                         02/05/98     13.00       496,000       498,545
Summit Publishing Group, Ltd.                   03/17/99     12.00     1,485,000     1,490,500
Suncoast Medical Group, Inc.                    09/14/99     13.50       485,000       489,498
Suncoast Medical Group, Inc.                    06/07/00     14.00       495,000       495,083
TCOM Systems, Inc.                              02/05/98     13.00       571,969       571,969
Tower Environmental, Inc.                       11/30/98     10.00     2,440,000     2,201,990
Tower Environmental, Inc.                       05/30/95     12.50       150,000       150,000
Trade Am International, Inc.                    09/30/00     12.75     4,000,000     4,000,000
Treasure Coast Pizza Co.                        07/29/98     12.00       841,500       845,760
Truckload Management Services, Inc.             03/14/98     13.00       150,000       150,000
Unique Electronics, Inc.                        11/30/99     10.70       600,000       600,000
Universal Marketing Corporation                 01/31/00     13.50       500,000       500,000
Valdawn, L.L.C.                                 04/13/00     13.50     2,399,974     2,400,000
Viking Moorings Acquisition, L.L.C.             12/15/00     13.00     1,655,500     1,661,242
WWR Technology, Inc.                            11/01/97     13.00       524,700       528,128
Zahren Alternative Power Corp.                  01/30/00     13.00       495,000       495,083
Zahren Alternative Power Corp.                  11/27/99     13.00     1,980,000     1,985,679
                                                                    ------------  ------------
      Total Loans                                                   $147,018,924  $144,854,517
                                                                    ============  ============

         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995



                                                    NUMBER
                                                  OF SHARES/    COST OR
                                                  PERCENTAGE  CONTRIBUTED
      EQUITY INTERESTS                             OWNERSHIP     VALUE       FAIR VALUE
      ----------------                             ---------     -----       ----------
PUBLICLY TRADED INVESTMENTS(a)
National Vision Associates, Ltd.
  Common Stock -- restricted                         208,698   $1,771,149    $ 563,485
Concept Technologies Group, Inc. Common Stock --
  restricted                                          23,408        5,300       30,723
Moovies Inc.
  Common Stock                                       156,110       16,561    1,475,240

EQUITY INVESTMENTS IN PRIVATE COMPANIES
National Recovery Technologies, Inc.
Preferred Stock -- Series A                           20,000           --           --
Premiere Technologies, Inc.
  Common Stock                                         8,000      100,400    1,280,000
Medical Associates of America, Inc.
  Preferred Stock -- Series A                         66,667           --           --
Viking Moorings Acquisition, L.L.C.
  Membership interest in L.L.C.                         6.50%     344,500      344,500
Nelson Juvenile Products, L.L.C.
  Membership interest in L.L.C.                        30.00%          --           --
Skillsearch Corporation
  Common Stock                                         2,241      250,035      250,035
Potomac Group, Inc.
Preferred Stock -- Series A                          800,000    1,000,000    1,232,966
Potomac Group, Inc.
  Common Stock                                       240,000       60,000      370,504
Kentucky Kingdom, Inc.
  Common Stock                                        11,671      258,300    1,539,603
Golf Corporation of America, Inc.
  Common Stock                                       100,000      100,000      100,000
International Risk Control, Inc.
  Preferred Stock -- Series A                        200,000       50,000       50,000
DentureCare, Inc.
  Preferred Stock -- Series D                         49,342      300,000      300,000
Unique Electronics, Inc.
  Preferred Stock -- Series A                      1,000,000    1,000,000    1,000,000
Pipeliner Systems, Inc.
  Preferred Stock -- Series D                          5,000    1,000,000    1,000,000
Front Royal, Inc.
  Common Stock                                       110,000      275,000      275,000
Ocutec Acquisition Corporation
  Preferred Stock -- Series A                      1,539,867    1,539,867    1,539,867
Fycon Technologies, Inc.
  Preferred Stock -- Series A                        800,000      800,000      800,000
Carter Kaplan Holdings, L.L.C.
  Membership interest in LLC                           24.00%       6,100        6,100
Virginia Gas Company
  Preferred Stock -- Series A                          2,000%   2,000,000    2,000,000
Johnston County Cable, L.P.
  Class A Interest in L.P.                             11.11      100,000      100,000
Eastern Food Group, L.L.C.
Class B Preferred Stock                                7,500      754,444      754,444


                                            NUMBER
                                            OF SHARES/          COST OR
                                            PERCENTAGE        CONTRIBUTED
      EQUITY INTERESTS                      OWNERSHIP           VALUE        FAIR VALUE
      ----------------                      ----------          -----        ----------
Dalcon International, Inc.
Series B Preferred Stock                       850,000          850,000        490,000
Zahren Alternative Power Corporation
  Common Stock                                     700          210,000        210,000
Zahren Alternative Power Corporation
  Preferred Stock                                  200          200,000        200,000
                                                            -----------    -----------
      Total Equity Interests                                $12,991,656    $15,912,467
                                                            ===========    ===========



         The accompanying notes are an integral part of this schedule.

                           SIRROM CAPITAL CORPORATION

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995


                                                                     COST OR
                                         NUMBER OF    PERCENTAGE    CONTRIBUTED
     WARRANTS                             SHARES       OWNERSHIP       VALUE      FAIR VALUE
     --------                             ------       ---------       -----      ----------
Affinity Fund, Inc.                           1,725        8.62%      $20,000      $600,000
Alpha West Partners I, L.P.                 2 units       20.00         7,500            --
American Remedial Tech., Inc.               244,168       17.05        20,000       230,000
Amscot Holdings, Inc.                         1,121       18.10            --            --
Ashe Industries, Inc.                           216       16.52        20,000            --
Associated Responses Services, Inc.             343       24.27        14,000       400,000
Assured Power, Inc.                             234       11.94            --            --
Auto Rental Systems, Inc.                   144,869        8.00            --       285,000
B & N Company, Inc.                              18        2.14        30,000        30,000
BankCard Services Corporation               138,000       24.00         3,000            --
BiTec Southeast, Inc.                           938       10.00        21,000       100,000
C.J. Spirits, Inc.                          180,000       10.00         7,500            --
CF Data Corp.                                   257       20.45        17,500        17,500
Capital Network System, Inc.                173,409        3.50        20,000            --
Cardiac Control Systems, Inc.               100,000        3.51            --       153,127
CCS Technology Group, Inc.                   30,000        2.68        10,000        10,000
CellCall, Inc.                               31,836        1.25        10,000       125,000
Champion Glove Mfg. Co., Inc.               538,614        5.87            --            --
CLS Corporation                             126,997        4.22            --            --
Clearidge, Inc.                             367,026        7.91            --            --
Colonial Investments, Inc.                      194       18.00            --            --
Consumer Credit Associates, Inc.              3,669       15.78            --            --
Continental Diamond Cutting Co.                 112       10.00            --            --
Corporate Flight Mgmt., Inc.                 66,315       10.00         3,500       100,000
Cougar Power Products, Inc.                     336       16.29        10,000            --
Dalcon International, Inc.                  250,000       20.00            --            --
Dalt's, Inc.                                    125       25.00            --            --
Delaware Publishing Group, Inc.               6,296       24.50        15,000        15,000
DentureCare, Inc.                           396,724       11.30        10,000       375,000
Electronic Merchant Services                    430       12.50        12,500        12,500
Eastern Food Group LLC                       17,647       15.00            --            --
Educational Medical, Inc.                    85,000        8.00            --            --
Emerald Pointe Waterpark L.P.              10 units       10.00         6,000       250,000
Encore Orthopedics, Inc.                    291,550        4.92       379,015       379,015
Express Shipping Centers, Inc.               73,752        5.10       552,402       552,402
Factory Card Outlet of America Ltd.          23,658        2.50       329,083       329,083
Front Royal, Inc.                           240,458        3.58            --       420,000
Fycon Technologies, Inc.                     58,677       15.00            --            --
Gates Communication, L.P.                 47% of LP       47.00        10,000        10,000
Gitman Bros.                                  1,518       20.50            --            --
Global Finance and Leasing, Inc.              5,000       25.00            --            --
Gold Medal Products, Inc.                    90,000       30.00            --            --
Golf Corporation of America, Inc.           390,000       11.48            --            --
Gulfstream International Airlines Inc.          260       21.00        10,000            --
Horizon Medical Products, Inc.                9,486        8.25            --            --
Hoveround Corporation                         1,963       27.00         5,000       325,000
Hunt Incorporated                               309       11.09            --       200,000
Delaware Publishing Group, Inc.               6,296       24.50        15,000        15,000
Innotech, Inc.                              521,220        4.00        20,000       300,000
In-Store Service, Inc.                          429       12.50        12,000        12,000


                                                                      COST OR
                                          NUMBER OF    PERCENTAGE    CONTRIBUTED
       WARRANTS                            SHARES       OWNERSHIP       VALUE      FAIR VALUE
       --------                            ------       ---------       -----      ----------
Intermed Healthcare Systems, Inc.            11,884       10.50         7,500            --
International Manufacturing and Trade,
  Inc.                                          482       29.94         5,000            --
Johnston County Cable, L.P.             27.5% of LP       27.50        10,000        10,000
Kryptonics, Inc.                              1,255        9.00            --            --
Lovett's Buffet, Inc.                       204,219        5.00            --            --
MBA Marketing Corporation                        26        4.00        18,000            --
Money Transfer Systems, Inc.                     45        4.31         4,000         4,000
Moore Diversified Products, Inc.                 12       10.68            --            --
Multimedia Learning, Inc.                       202        6.09            --            --
Nationwide Engine Supply, Inc.              882,353       15.00        25,000        25,000
NRI Service and Supply, L.P.            27.5% of LP       27.50        25,000        25,000
OcuTec Corp.                                222,222        6.13            --            --
One Stop Acquisitions, Inc.                     794       24.40            --       500,000
Orchid Manufacturing Group, Inc.          1,719,047        4.50        40,000       540,000
Palco Telecom Services, Inc.                157,895        5.00            --            --
Patton Management Corporation                    12       10.00            --       300,000
Pharmaceutical Research Assoc., Inc.        150,114        7.82        20,000        20,000
Pipeliner Systems, Inc.                   2,080,000       20.38        20,000        20,000
Plymouth, Inc.                               92,647       15.00            --            --
Potomac Group, Inc.                         239,115        1.85       125,000       368,530
Precision Fixtures & Graphics, Inc.             132        5.00            --            --
Precision Panel Products, Inc.                  122        8.25        15,000        15,000
Premiere Technologies, Inc.                  23,863        2.08        20,000     3,820,000
Quest Group International, Inc.              44,444       10.00       125,000       125,000
Radio Systems Corporation                   129,734        7.27        94,275       330,000
SkillSearch Corporation                       2,381        7.59       254,000       119,000
Suprex Corporation                        1,058,179        3.45            --         7,500
Tower Environmental, Inc.                        82       10.07        20,000            --
Trade Am International, Inc.                335,106        6.00            --            --
Treasure Coast Pizza Company                     51       10.00         8,500         8,500
Valdawn, L.L.C.                               2,658       21.00            26            26
Unique Electronics, Inc.                     55,732       20.00            --            --
Universal Marketing Corporation                 111       10.00            --            --
Virginia Gas Company                            525        6.00            --            --
Zahren Alternative Power Corp.                1,108        5.00        25,000        25,000
                                                                 ------------  ------------
      Total Warrants                                                2,456,301    11,513,183
                                                                 ------------  ------------
      Total Investments                                          $162,466,881  $172,280,167
                                                                 ============  ============




         The accompanying notes are an integral part of this schedule.

                 SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED PORTFOLIO OF INVESTMENTS
                           AS OF SEPTEMBER 30, 1996




                                          LOAN     COUPON
                                        MATURITY  INTEREST
                LOANS                     DATE      RATE        COST       FAIR VALUE
                -----                     ----      ----        ----       ----------
AB Plastics Holding Corporation          9/27/01   13.50%   $  4,000,000  $  4,000,000
Affinity Fund, Inc.                      6/29/98   12.50       1,485,000     1,497,182
Affinity Fund, Inc.                      3/10/00   14.00       1,000,000     1,000,000
Affinity Fund, Inc.                     12/28/98   12.50         495,000       495,830
American Corporate Literature, Inc.      9/29/01   14.00       1,683,000     1,683,283
ARAC Holding Co., Inc.                   9/27/01   13.50       3,000,000     3,000,000
American Network Exchange               11/30/98   13.00         990,000       995,845
American Network Exchange                1/18/99   13.00         990,000       995,511
Amscot Holdings, Inc.                    5/26/00   14.00         800,000       800,000
Amscot Holdings, Inc.                    9/20/00   14.00         200,000       200,000
Amscot Holdings, Inc.                    6/28/01   14.00         500,000       500,000
Argenbright Holdings Limited              7/7/01   13.50       2,750,000     2,787,500
Ashe Industries, Inc.                   12/28/97   12.50         990,000       232,058
Ashe Industries, Inc.                    3/25/99   12.50         445,500       147,300
Ashe Industries, Inc.                    5/18/99   12.50         544,500       146,524
Ashe Industries, Inc.                    6/12/96   14.00         750,000       100,000
Ashe Industries, Inc.                    6/12/96   14.00         285,546             0
Associated Response Services, Inc.       6/20/99   12.50       1,386,000     1,392,524
Associated Response Services, Inc.       2/15/00   12.50         335,000       335,000
Associated Response Services, Inc.        1/6/00   12.50         300,000       300,000
Assured Power, Inc.                      10/1/00   13.50         700,000       700,000
Avionics Systems, Inc.                   7/19/01   13.50       3,000,000     3,000,000
B & N Company, Inc.                       8/8/00   12.50       2,970,000     2,977,000
B & N Company, Inc.                      3/28/01   13.00         990,000       991,169
BankCard Services Corporation            1/21/98   13.00         297,000       299,250
BiTec Southeast, Inc.                   10/31/97   12.70         445,500       449,025
BiTec Southeast, Inc.                   11/30/98   12.70       1,188,000     1,194,800
BiTec Southeast, Inc.                   10/31/97   12.70         445,500       447,975
BiTec Southeast, Inc.                     8/1/99   12.70         521,321       521,321
BiTec Southeast, Inc.                     8/9/01   14.00         950,000       950,000
C.J. Spirits, Inc.                        5/1/97   13.50         750,171       455,796
Caldwell/VSR Inc.                        2/28/01    8.00       1,500,000     1,500,000
Caldwell/VSR Inc.                        9/27/01   14.00         116,000       116,000
Cardiac Control Systems, Inc.            3/31/00   13.50       1,500,000     1,500,000
Cartech Holdings, Inc.                   4/29/01   13.00       1,500,000     1,500,000
Carter Kaplan Holdings, LLC              6/22/00   14.00         594,000       144,800
Cedaron Medical, Inc.                    6/28/01   13.50       1,500,000     1,500,000
Cell Call, Inc.                          11/4/97   12.75         990,000       997,848
CF Data Corp.                            3/16/00   13.75       1,732,500     1,738,048
Champion Glove Manufacturing Co.,Inc.    7/27/00   13.50       1,250,000     1,250,000
Clearidge, Inc.                          9/29/99   13.00       2,000,000     2,000,000
Clearidge, Inc.                         12/28/00   13.50         500,000       500,000
Clearidge, Inc.                           3/6/97   14.00         200,000       200,000
Colonial Investments, Inc.              10/16/00   13.75         800,000       800,000



                                          LOAN     COUPON
                                        MATURITY  INTEREST
                LOANS                     DATE      RATE        COST       FAIR VALUE
                -----                     ----      ----        ----       ----------

Colonial Investments, Inc.                5/8/01   13.75         300,000       300,000
Consumat Systems, Inc.                   11/1/00   14.00         500,000       500,000
Consumat Systems, Inc.                    1/1/01   14.00         500,000       500,000
Consumat Systems, Inc.                   3/11/01   14.00         500,000       500,000
Consumer Credit Associates, Inc.         12/6/00   13.50       2,000,000     2,000,000
Consumer Credit Associates, Inc.         3/28/01   13.50       1,000,000     1,000,000
Consumer Credit Associates, Inc.         8/12/01   13.50       1,000,000     1,000,000
Continental Diamond Cutting Co.         10/28/99   13.00       1,500,000     1,500,000
Continental Diamond Cutting Co.         11/16/99   13.00         200,000       200,000
Corporate Flight Mgmt, Inc.              12/4/97   12.50         346,500       349,167
Cougar Power Products, Inc.              10/5/96   13.00         495,000       172,169
Cougar Power Products, Inc.              10/5/96   13.00         495,000       270,249
Cougar Power Products, Inc.              10/5/96   14.00         325,000       100,000
Dalcon International, Inc.               1/31/02   13.00         150,000       150,000
Dalcon International, Inc.               1/31/00   13.00         200,000       200,000
Dalcon International, Inc.               5/15/96   13.00          25,000        25,000
Dalts, Inc.                              4/28/01   13.50       2,000,000     2,000,000
DentureCare, Inc.                        7/29/99   11.50         490,000       494,509
DentureCare, Inc.                        11/3/00   14.00         111,150       111,150
DentureCare, Inc.                        8/31/00   14.00         800,000       800,000
DentureCare, Inc.                        1/11/01   12.50         550,000       550,000
Eastern Food Group LLC                   8/30/00    8.00         500,000       500,000
Eastern Food Group LLC                  12/20/00    8.00         200,000       200,000
Eastern Food Group LLC                   1/21/01    8.00         200,000       200,000
Eastern Food Group LLC                   2/14/01    8.00         265,000       265,000
Eastern Food Group LLC                   4/30/01    8.00         200,000       200,000
Eastern Food Group LLC                   9/10/01    8.00         100,000       100,000
Educational Medical Inc.                 3/31/00   14.00       2,200,000     2,200,000
Electronic Merchant Services             2/27/00   13.50       1,237,500     1,040,204
Electronic Merchant Services             2/29/96   14.00          34,572        34,572
Electronic Merchant Services             2/29/96   14.00         134,000       134,000
Encore Orthopedics, Inc.                 7/31/00   13.50       2,620,985     2,715,740
Encore Orthopedics, Inc.                 2/28/01   13.00       1,667,680     1,711,992
Entek Scientific, Inc.                   6/28/01   13.00       2,500,000     2,500,000
Express Shipping Centers, Inc.           9/22/00   13.25       1,697,598     1,817,289
Factory Card Outlet of America Ltd.     11/15/00   12.50       3,670,917     3,731,682
Factory Card Outlet of America Ltd.      6/27/01   12.50         915,622       921,246
FoodNet Holdings, LLC                    7/22/01   13.50       1,000,000     1,000,000
Fortrend Engineering Corp.               8/30/01   12.99       1,500,000     1,500,000
Front Royal, Inc.                        10/1/99   13.00       1,550,000     1,550,000
Front Royal, Inc.                       12/27/99   13.00         675,000       675,000
FX Direct, Inc.                          1/23/01   13.50       2,324,000     2,350,400
Fycon Technologies, Inc.                12/17/00   12.50         100,000       100,000
Fycon Technologies, Inc.                 5/16/00   10.00         350,000       350,000
Fycon Technologies, Inc.                 8/30/00   14.00       1,000,000       800,000
Fycon Technologies, Inc.                12/17/00   14.00         100,000       100,000
Fycon Technologies, Inc.                 5/30/96   12.50         100,000       100,000
Fycon Technologies, Inc.                 6/30/96   12.50         130,000       130,000



                                          LOAN     COUPON
                                        MATURITY  INTEREST
                LOANS                     DATE      RATE        COST       FAIR VALUE
                -----                     ----      ----        ----       ----------

Fycon Technologies, Inc.                 various   14.00         202,838             0
Fycon Technologies, Inc.                 8/31/96   12.50         130,000       130,000
Fycon Technologies, Inc.                 9/30/96   12.50         130,000       130,000
Gardner Wallcovering, Inc.               3/28/01   13.50       1,485,000     1,486,750
Gates Communications, L.P.              12/30/98   12.50         990,000       995,010
Gates Communications, L.P.              12/30/98   14.00         125,000       125,000
Gates Communications, L.P.              12/30/98   14.00         145,000       145,000
General Materials Management, Inc.       7/29/01   13.50       2,500,000     2,500,000
Global Finance and Leasing, Inc.          1/3/00   13.00       1,500,000     1,500,000
Global Marine Electronics, Inc.           5/1/01   13.00       1,350,000     1,350,000
Gold Medal Products, Inc.               11/19/00   13.50       1,250,000     1,250,000
Gold Medal Products, Inc.                2/15/01   13.50          25,000        25,000
Gold Medal Products, Inc.                6/27/01   13.50         100,000       100,000
Gold Medal Products, Inc.                7/31/01   13.50         100,000       100,000
Golf Corporation of America, Inc.        9/16/99   11.00         300,000       300,000
Golf Corporation of America, Inc.       12/28/00   14.00         200,000       200,000
Golf Corporation of America, Inc.       12/29/00   10.00         455,589       455,589
Golf Corporation of America, Inc.        7/13/96   14.00         100,000       100,000
Golf Corporation of America, Inc.        10/5/96   14.00          50,000        50,000
Golf Video, Inc.                         3/27/01   14.00         500,000       500,000
Gulfstream International Airlines Inc.   7/29/99   13.00       1,490,000     1,496,012
Gulfstream International Airlines Inc.   9/25/00   13.50       1,000,000     1,000,000
Gulfstream International Airlines Inc.  10/15/96   14.00       1,000,000     1,000,000
Hancock Company (acquired Gitman)       12/31/00   14.00       1,700,000       400,000
Hancock Company (acquired Gitman)        6/28/01   10.25         200,000       200,000
Horizon Medical Products, Inc.           9/22/00   13.75       1,500,000     1,500,000
Hoveround Corporation                    6/11/98   13.00         495,000       498,115
Hoveround Corporation                     3/8/00   13.00         250,000       250,000
HPC America, Inc.                        8/15/01   13.50       2,970,000     2,971,000
HSA International, Inc.                   1/4/01   14.00       1,485,000       986,500
HSA International, Inc.                  5/15/01   14.00         300,000       300,000
HSA International, Inc.                  5/23/01   14.00         100,000       100,000
HSA International, Inc.                   7/8/01   14.00         250,000       250,000
Hunt Incorporated                        3/31/00   14.00       3,250,000     3,250,000
H & H Acq. Corp.                         8/30/01   14.00       1,500,000     1,500,000
I.Schneid Acquisition, LLC                4/1/01   14.00       2,000,000     2,000,000
ILD Communications                       5/10/01   13.50       1,500,000     1,500,000
In-Store Services, Inc.                  4/19/00   14.00       1,188,000     1,191,600
Innotech, Inc.                           3/22/99   13.00       1,980,000     1,990,323
Intermed Healthcare Systems, Inc.        6/29/99   12.00         742,500       746,000
Intermed Healthcare Systems, Inc.        2/10/00   14.00         375,000       375,000
Johnston County Cable, L.P.              8/31/00   14.00       1,990,000     1,992,171
Kentucky Kingdom, Inc.                    4/4/99    8.25         250,000       250,000
Kentucky Kingdom, Inc.                    1/5/98   12.50       1,980,000     1,994,986
Kentucky Kingdom, Inc.                   9/26/99   10.50       1,200,000     1,200,000
Kentucky Kingdom, Inc.                    3/1/00   14.00         835,000       835,000
Kentucky Kingdom, Inc.                   11/6/00   12.50       1,500,000     1,500,000
Kentucky Kingdom, Inc.                   3/30/98   14.00       2,000,000     2,000,000



                                          LOAN     COUPON
                                        MATURITY  INTEREST
                LOANS                     DATE      RATE        COST       FAIR VALUE
                -----                     ----      ----        ----       ----------

Kryptonics, Inc.                        12/14/00   12.90       2,500,000     2,500,000
KWC Management Co., LLC                  4/25/01   14.00         500,000       500,000
Leisure Clubs International, Inc.         4/1/01   14.00       1,485,000     1,486,500
Lovett's Buffet, Inc.                     4/1/00   13.00       2,250,000     2,250,000
Mayo Hawaiian Corp.                      6/27/01   14.00       2,200,000     2,200,000
MBA Marketing Corporation                 2/4/99   12.50       1,782,000     1,791,600
McAuley's Incorporated                   7/31/01   13.00       3,000,000     3,000,000
Medical Associates of America, Inc.      11/1/97   12.50         385,000       392,000
Money Transfer Systems, Inc.             7/24/00   14.00         247,500       248,130
Money Transfer Systems, Inc.            12/20/00   14.00         148,500       148,750
Money Transfer Systems, Inc.              3/1/01   14.00         148,500       148,675
Money Transfer Systems, Inc.              5/2/01   14.00         148,500       148,575
Money Transfer Systems, Inc.              7/8/01   14.00         148,500       148,575
Monogram Products, Inc.                  6/18/01   13.50         916,000       921,600
Moore Diversified Products, Inc.         6/16/00   13.50         800,000       800,000
Multicom Publishing, Inc.                3/29/01   13.00       2,200,000     2,293,331
Multimedia Learning, Inc.                 5/8/00   14.00       1,500,000     1,500,000
Multimedia Learning, Inc.                4/18/01   13.50         500,000       500,000
Multimedia Learning, Inc.                9/12/01   13.50         750,000       750,000
NASC, Inc.                               6/26/01   13.50       1,500,000     1,500,000
Nationwide Engine Supply, Inc.           1/12/99   12.00       2,475,000     2,488,761
Nationwide Engine Supply, Inc.           9/26/01   13.50       1,000,000     1,000,000
Nelson Juvenile Products, LLC           10/31/00   14.00       2,000,000     2,000,000
Novavision, Inc.                         6/21/99   10.00       1,000,000     1,000,000
Novavision, Inc.                         6/21/00   10.00         350,000       350,000
Novavision, Inc.                        10/16/00   10.00         100,000       100,000
Novavision, Inc.                         12/4/01   10.00         351,500       351,500
Novavision, Inc.                        11/30/96   10.00          40,000        40,000
NRI Service and Supply L.P.              2/13/00   14.00       2,225,000     2,233,340
Orchid Manufacturing Group, Inc.         9/14/00   13.00       2,960,000     2,966,670
Orchid Manufacturing Group, Inc.        12/28/00   13.50       1,000,000     1,000,000
Palco Telecom Service, Inc.             11/22/99   12.00       1,300,000     1,300,000
Patton Management Corporation            5/26/00   13.50       1,900,000     1,900,000
PaySys International, Inc.                5/1/97   13.00         990,000       998,791
PFIC Corporation                         2/28/01   13.00       1,000,000     1,000,000
Pharmaceutical Research Assoc., Inc.     8/10/00   13.50       1,980,000     1,984,662
Pipeliner Systems, Inc.                  9/30/98   10.00         980,000       992,321
Plymouth, Inc.                           9/28/00   13.00       1,000,000     1,000,000
Precision Fixtures & Graphics, Inc.      4/11/01   14.00       1,095,000     1,095,000
Precision Fixtures & Graphics, Inc.      4/11/01   14.00         300,000       300,000
Precision Fixtures & Graphics, Inc.       5/8/01   14.00         100,000       100,000
Precision Fixtures & Graphics, Inc.      5/28/01   14.00          75,000        75,000
Precision Fixtures & Graphics, Inc.      7/12/01   14.00          75,000        75,000
Precision Fixtures & Graphics, Inc.      7/22/01   14.00         100,000       100,000
Precision Fixtures & Graphics, Inc.      8/27/01   14.00         250,000       250,000
Precision Fixtures & Graphics, Inc.      8/27/01   14.00         295,000       295,000
Precision Fixtures & Graphics, Inc.      8/27/01   14.00         150,000       150,000
Precision Panel Products, Inc.           1/11/00   12.75       1,485,000     1,490,250



                                          LOAN     COUPON
                                        MATURITY  INTEREST
                LOANS                     DATE      RATE        COST       FAIR VALUE
                -----                     ----      ----        ----       ----------

Pritchard Paint & Glass Co.              2/14/01   14.00         567,431       567,431
Quest Group International, Inc.         11/15/00   13.25       1,125,000     1,147,913
Quest Group International, Inc.           9/3/01   14.00       1,350,000     1,352,500
Radio Systems Corporation               12/27/99   13.00         905,725       940,287
Scandia Technologies, Inc.                4/9/01   14.00       1,825,000     1,825,000
Sheet Metal Specialties, Inc.            6/20/01   14.00         250,000       250,000
SkillSearch Corporation                   2/5/98   13.00         496,000       499,148
SkillSearch Corporation                  3/10/97   14.00         100,000       100,000
Softsense Computer Products, Inc.        6/27/01   14.00       2,760,000     2,776,000
Softsense Computer Products, Inc.        9/24/01   14.00       1,500,000     1,500,000
Southern Specialty Brands, Inc.          6/30/01   14.00       1,732,500     1,735,128
Sqwincher Corporation                    1/31/00   13.50         500,000       500,000
Summit Publishing Group, Ltd.            3/17/99   12.00       1,485,000     1,492,750
Summit Publishing Group, Ltd.            7/26/01   14.00         625,000       625,000
Suncoast Medical Group, Inc.             9/14/99   13.50         485,000       491,748
Suncoast Medical Group, Inc.              6/7/00   14.00         495,000       495,830
Suncoast Medical Group, Inc.             2/23/01   14.00         495,000       495,664
TCOM Systems, Inc.                        2/5/98   13.00         490,914       490,914
Tower Environmental, Inc.               11/30/98   10.00       2,440,000     2,201,990
Tower Environmental, Inc.                5/30/95   12.50         150,000       150,000
Trade Am International, Inc.             9/30/00   12.75       4,000,000     4,000,000
UltraFab, Inc.                           6/27/01   14.00       1,500,000     1,500,000
Unique Electronics, Inc.                11/30/99   10.67         600,000       600,000
Urethane Technologies, Inc.              3/16/01   13.50       1,636,520     1,678,926
Valdawn, LLC                             4/13/00   13.50       2,399,974     2,400,000
Viking Moorings Acquisition, LLC        12/15/00   13.00       1,655,500     1,712,920
Virtual Resources Inc.                   8/16/01   14.00       3,000,000     3,000,000
Vista Information Solutions, Inc.        4/30/01   13.50       2,032,157     2,063,345
WWR Technology, Inc.                     6/30/97   13.50         394,700       398,920
Zahren Alternative Power Corp.           1/30/00   13.00         495,000       495,826
Zahren Alternative Power Corp.          11/27/99   13.00       1,980,000     1,988,678
                                                            ------------  ------------
       Total Loans                                          $225,656,411  $220,049,964
                                                            ============  ============

                 SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED PORTFOLIO OF INVESTMENTS
                          AS OF SEPTEMBER 30, 1996




                                                                    COST OR
                                                   NUMBER OF      -----------
                                               SHARES/PERCENTAGE  CONTRIBUTED
                                               -----------------  -----------
        EQUITY INTERESTS                            OWNERSHIP       VALUE      FAIR VALUE
        ----------------                       -----------------  -----------  -----------
Publicly Traded Investments (a)
------------------------------
National Vision Associates, Ltd.
        Common Stock                                208,698      $ 1,771,149  $   751,313
Trans Global Services, Inc.
        Common Stock                                 28,088            5,300       36,456
Moovies, Inc.
        Common Stock                                156,110            1,561      669,322
Premiere Technologies, Inc.
        Common Stock                                378,360                0    8,059,068
Cardiac Control Systems, Inc.
        Common Stock                                 50,000          250,000       59,062
Innotech, Inc.
        Common Stock                                 65,530           20,000      602,057
American Exchange Network
        Common Stock                                139,651           21,879      231,297

Equity Investments in Private Companies
---------------------------------------
Skillsearch Corporation
        Common Stock                                  2,241          250,035      150,000
Potomac Group, Inc.
        Preferred Stock - Series A                  800,000        1,000,000    2,000,000
Potomac Group, Inc.
        Common Stock                                479,115          289,779    1,299,038
Kentucky Kingdom, Inc.
        Common Stock                                 13,260          258,316    1,650,000
Golf Corporation of America, Inc.
        Common Stock                                100,000          100,000            0
International Risk Control, Inc.
        Preferred Stock - Series A                  200,000           50,000       50,000
DentureCare, Inc.
        Preferred Stock - Series E                  490,978          800,000      800,000
Unique Electronics, Inc.
        Preferred Stock - Series A                1,000,000        1,000,000    1,000,000
Pipeliner Systems, Inc.
        Preferred Stock - Series D                    5,000        1,000,000    1,000,000
Front Royal, Inc.
        Common Stock                                110,000          275,000      275,000
NovaVision, Inc.
        Preferred Stock - Series A                1,763,846        1,763,846    1,763,846
Fycon Technologies, Inc.
        Preferred Stock - Series A                  597,162          597,162            0


                                                                      COST OR
                                                      NUMBER OF      -----------
                                                SHARES/PERCENTAGE    CONTRIBUTED
                                                -----------------    -----------
        EQUITY INTERESTS                            OWNERSHIP          VALUE        FAIR VALUE
        ----------------                        -----------------    -----------   -----------
Virginia Gas Company
        Preferred Stock- Series A                    2,000              2,000,000    2,000,000
Johnston County Cable, L.P.
        Class A Interest in L.P.            11.11% of L.P.                100,000      100,000
Eastern Food Group LLC
        Class B Preferred Units                      7,500                754,444            0
Dalcon International, Inc.
        Series B Preferred Stock                   850,000                850,000      490,000
Zahren Alternative Power Corporation
        Common Stock                                   700                210,000      210,000
Zahren Alternative Power Corporation
        Preferred Stock                                200                200,000      200,000
Electronic Merchant Services
        Series B Preferred Stock                       163                      0            0
Pharmaceutical Research Associates Inc.
        Class F Preferred Stock                     29,195                190,000      190,000
Caldwell/VSR Inc.
        Preferred Stock                                890                890,000      890,000
Precision Fixtures & Graphics, Inc.
        Preferred Stock                          1,500,000              1,500,000    1,100,000
Palco Telecom Service
        Common Stock                               157,895                  1,579        1,579
                                                                      -----------  -----------
    Total Equity Interests                                            $16,150,050  $25,578,037
                                                                      ===========  ===========

                                                                              24

                 SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED PORTFOLIO OF INVESTMENTS
                           AS OF SEPTEMBER 30, 1996



                                                                    COST OR
                                      NUMBER OF   PERCENTAGE      CONTRIBUTED
             WARRANTS                  SHARES     OWNERSHIP          VALUE      FAIR VALUE
             --------                  ------     --------           -----      ----------
Publicly Traded Companies (a)
-----------------------------
American Network Exchange                13,988        0.00%       $        0  $          0
Cardiac Control Systems, Inc.           100,000        4.35                 0       118,125
Consumat Systems, Inc.                  250,000       20.00                 0       183,750
Moovies, Inc.                            20,000        0.20                 0        85,750
Multicom Publishing, Inc.               163,791        4.80           800,000       611,486
Urethane Technologies, Inc.             484,640        4.66           363,480       296,842
Vista Information Solutions, Inc.     1,247,582        5.00           467,843       836,920

Private Companies
-----------------
AB Plastics Holding Corporation         200,000       20.00                 0             0
Affinity Corporation                      2,041       10.04            20,000       385,000
Alvin Carter Holdings Corp.                  20        2.00                 0             0
American Corporate Literature           222,197%      19.72            17,000        17,000
American Rockwool Acquisition Corp.   1,100,000       11.00                 0             0
Amscot Holdings, Inc.                     1,409       22.02                 0             0
Argenbright Holdings LLC                     18        3.50           750,000       750,000
Ashe Industries, Inc.                       225       17.14            20,000             0
Associated Response Services, Inc.          356       24.27            14,000     1,000,000
Assured Power, Inc.                         234       16.00                 0             0
Auto Rental Systems, Inc.               144,869        9.00                 0       285,000
Avionics Systems, Inc.            15.00% of Co.       15.00                 0             0
B & N Company, Inc.                          46        4.00            40,000        40,000
BankCard Services Corporation           149,261       28.00             3,000             0
BiTec Southeast, Inc.                     1,480       15.00            21,000        55,000
Carter Kaplan Holdings, LLC                  24       24.00             6,100             0
C.J. Spirits, Inc.                      180,000       10.00             7,500             0
Caldwell/VSR Inc.                           159       15.93                 0             0
Cartech                                 210,527       20.00                 0             0
Cedaron Medical, Inc.                   173,981        4.25                 0             0
CellCall, Inc.                              358        1.35            10,000       125,000
CF Data Corp.                               257       20.50            17,500        17,500
Champion Glove Manufacturing Co.,
Inc.                                    538,614        6.88                 0             0
Clearidge, Inc.                         449,039        9.32                 0             0
CLS Corporation                         126,997        4.22                 0             0
Colonial Investments, Inc.                  264       18.00                 0             0
Consumer Credit Associates, Inc.          3,669       15.50                 0             0
Continental Diamond Cutting Company         112       12.22                 0             0
Corporate Flight Mgmt., Inc.             66,315        6.63             3,500       100,000
Cougar Power Products, Inc.                 336       22.61            10,000             0
Dalcon Technologies, Inc.               250,000       20.00                 0             0

                                                                    COST OR
                                      NUMBER OF   PERCENTAGE      CONTRIBUTED
             WARRANTS                  SHARES     OWNERSHIP          VALUE      FAIR VALUE
             --------                  ------     --------           -----      ----------

Dalt's, Inc.                                125       25.00                 0             0
Delaware Publishing Group, Inc.           4,386       37.00            15,000        15,000
DentureCare, Inc.                       628,500       12.65            10,000       375,000
Eastern Food Group LLC                   17,647       15.00                 0             0
Educational Medical, Inc.               141,667        8.00                 0       900,000
Electronic Merchant Services                430       12.50            12,500             0
Encore Orthopedics, Inc.                524,094        7.36           711,335       711,335
Entek Scientific Corporation             18,548        4.25                 0             0
Express Shipping Centers, Inc.           73,752        3.00           552,402       552,402
FCOA Acquisition Corp.                   29,724        3.13           413,461       815,000
Foodnet Holdings, LLC              8.00% of LLC        8.00                 0             0
Fortrend Engineering Corp.              437,552        3.25                 0             0
Front Royal, Inc.                       240,458        3.59                 0       420,000
Fycon Technologies, Inc.                 58,677       15.00                 0             0
Gardner Wallcovering, Inc.                    2        2.00            15,000        15,000
Gates Communication L.P.         47.00% of L.P.       47.00            10,000             0
General Materials Management Inc.       600,000       10.00                 0             0
Global Finance & Leasing, Inc.            5,000       25.00                 0             0
Global Marine                             5,137       18.00                 0             0
Gold Medal Products, Inc.               102,370       32.77                 0             0
Golf Corporation of America, Inc.       390,000       31.50                 0             0
Golf Video, Inc.                             98       49.50                 0             0
Gulfstream International Airlines,
        Inc.                                271       27.00            10,000       140,000
H & H Acquisition Corp.                   3,600       22.50                 0             0
Horizon Medical Products, Inc.            9,486        8.25                 0             0
Hoveround Corporation                       491       10.00             5,000       750,000
HPC America, Inc.                             5        2.75            30,000        30,000
HSA International, Inc.               2,534,003       62.49            15,000             0
Hunt Incorporated                            44       10.00                 0       100,000
Hunt Leasing & Rental Corporation           265       10.00                 0       100,000
I. Schneid Holdings LLC              11% of LLC       11.00                 0             0
ILD Communications                        5,429        3.20                 0             0
In Store Services, Inc.                     429       12.50            12,000        12,000
Intermed Healthcare Systems, Inc.        11,884       10.50             7,500         7,500
Johnston County Cable L.P.          27.5% of LP       27.50            10,000        10,000
Kentucky Kingdom, Inc.                    6,132        2.00                 0             0
K.W.C.  Management Corp.                    794       24.40                 0             0
Kryptonics, Inc.                          1,255        9.00                 0       400,000
Leisure Clubs International, Inc.           144       10.00            15,000        15,000
Lovett's Buffet, Inc.                   204,219        5.00                 0       400,000
Mayo Hawaiian Corp.                          81        7.50                 0             0
MBA Marketing Corporation                11,100        4.29            18,000        18,000
McAuley's Incorporated                       64        6.00                 0             0
Money Transfer Systems, Inc.                 94        8.50             8,500         8,500
Monogram Products, Inc.                   1,276        6.00            84,000        84,000
Moore Diversified Products, Inc.             12       11.00                 0             0

                                                                              26

                                                                    COST OR
                                      NUMBER OF   PERCENTAGE      CONTRIBUTED
             WARRANTS                  SHARES     OWNERSHIP          VALUE      FAIR VALUE
             --------                  ------     --------           -----      ----------

Multimedia Learning, Inc.               116,450        7.32                 0       800,000
NASC, Inc.                                  130       13.00                 0             0
Nationwide Engine Supply, Inc.        1,265,664       20.20            25,000        25,000
Nelson Juvenile Products, LLC                30       30.00                 0             0
Novavision, Inc.                        222,222       10.00                 0             0
NRI Service and Supply, L.P.        27.5% of LP       27.50            25,000        25,000
Orchid Manufacturing, Inc.            1,719,047        4.50            40,000       540,000
P.A. Plymouth, Inc.                      92,647       15.00                 0             0
Patton Management Corporation               426       10.00                 0       185,000
PaySys International, Inc.               30,000        2.68            10,000        10,000
PFIC Corporation                          5,917        6.00                 0             0
Pharmaceutical Research Assoc.,
       Inc.                             259,848        6.00            20,000       685,000
Pipeliner Systems, Inc.               2,080,000       20.55            20,000        20,000
Precision Fixtures & Graphics, Inc.       2,602       51.00                 0             0
Precision Panel Products, Inc.              122        8.25            15,000        15,000
Pritchard Glass, Inc.                    12,500       25.00                 0             0
Quest Group International, Inc.          88,840       17.79           275,000       275,000
Radio Systems Corporation               162,167        8.92            94,275       600,000
Ryland Company                            1,518       20.50                 0             0
Scandia Technologies, Inc.                  282       22.00                 0             0
SkillSearch Corporation                   2,381        7.59           254,000       150,000
Softsense Computer Products, Inc.       171,642        1.50           240,000       240,000
Southern Specialty Brands, Inc.          10,000       10.00            17,500        17,500
Suncoast Medical Group, Inc.            580,159       23.00            25,000             0
Suprex Corporation                    1,058,179        3.45                 0             0
Tower Environmental, Inc.                    82       10.07            20,000             0
Trade Am International, Inc.            335,106        6.00                 0             0
Treasure Coast Pizza Co.                     51       10.00                 0         8,500
UltraFab, Inc.                          120,000       12.00                 0             0
Unique Electronics, Inc.             20% of Co.       20.00                 0             0
Universal Marketing Corporation             111       10.00                 0             0
VDI Acquisition Company, LLC              2,658       21.00                26            26
Viking Moorings Acquisition, LLC              7        6.50           344,500       344,500
Virginia Gas Company                     59,413       10.00                 0       160,000
Virtual Resources, Inc.                       8        7.50                 0             0
Voice FX Corporation                    233,112        8.00           176,000       176,000
Zahren Alternative Power
       Corporation                        1,168        6.54            25,000        25,000
                                                                 ------------  ------------
       Total Warrants                                            $  6,151,922  $ 15,087,636
                                                                 ------------  ------------
                                                                 $247,958,383  $260,715,637
       Total Investments                                         ============  ============

(a) All restricted or locked up publicly traded stocks and warrants are being valued each month at 70% of the publicly traded price. All other publicly traded stocks are valued at 90% of the publicly traded price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In August 1996, the Company completed a corporate reorganization (the "Restructuring") pursuant to which it transferred all of its small business investment company ("SBIC") operations, including its SBIC license, assets and liabilities, to a wholly-owned subsidiary, Sirrom Investments, Inc., a Tennessee corporation ("SII"). In August 1996, the Company also consummated the acquisition of Harris Williams & Co., L.P. ("Harris Williams"), a merger and acquisition advisory services firm located in Richmond, Virginia. Harris Williams was acquired for 898,454 shares of common stock of the Company and the acquisition is being accounted for as a pooling-of-interests. Harris Williams operates as a wholly-owned subsidiary of the Company.

     The Company's and SII's results of operations are presented on a consolidated basis. Harris Williams' results of operations are presented as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

RESULTS OF OPERATIONS

     The Company's principal investment objectives are to achieve through its own operations and those of its subsidiaries, SII and Harris Williams, both a high level of income from interest on loans and fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. Therefore, the Company's and SII's loans are typically made in the form of secured debt with relatively high fixed interest rates and with warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company and SII also typically collects an up-front processing fee on each loan they originate. Harris Williams typically obtains a retainer fee for each transaction in which it is retained and, in addition, a success fee when the transaction is consummated.

     The Company's financial performance in the Statements of Operations is composed of three primary elements. The first is "Net operating income," which is the difference between the Company's income from interest, dividends, fees, and Harris Williams' pre-tax income and its total operating expenses, including interest expense. The second element is "Realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets in the aggregate at the end of the period and their stated costs at the beginning of the period. The third element is the "Change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "Realized gain (loss) on investments" and "Change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss.

     Net Operating Income. During the quarter ended September 30, 1996, interest on investments was $6.4 million, an 88.0% increase over the $3.4 million earned in the same quarter of 1995. For the nine month period ended September 30, 1996, interest on investments was $16.8 million, a 87% increase over the $9.0 million earned in the same period of 1995. During the third quarter of 1996, the Company collected $797,000 in processing fees, a 13.0% increase over the $706,000 collected in the same quarter of 1995. During the first nine months of 1996, the Company collected $2,370,000 in processing fees, a 52% increase over the $1,561,000 collected in the same period of 1995. These increases in interest income and processing fees are a result of the increase both in the dollar amount of loans outstanding during the quarter and period and loans originated during the quarter and period. The Company's loan portfolio increased 93.0% to $220 million at September 30, 1996, from $127 million at September 30, 1995. The $42 million of loans originated during the third quarter of 1996 was a 35.0% increase over the $31 million of loans originated in the same quarter of 1995. The $103.1 million of loans originated in the first nine months of 1996 was 38% increase over the $74.7 million of loans originated in the same period of 1995. In addition, the weighted average interest rate charged on the loan portfolio at September 30, 1996 was 13.13%, as compared to 12.67% at September 30, 1995.

     The most significant portion of the Company's total operating expenses is interest expense. In connection with the Restructuring, the Company transferred its SBA-guaranteed debentures and the Revolving Credit Facility to SII. The Company continues to guarantee that indebtedness. The Company's interest expense, most of which is related to the SBA-guaranteed debentures of SII and the Revolving Credit Facility, increased to $2.1 million in the third quarter of 1996, a 75.0% increase over the $1.2 million paid in the second quarter of 1995. The Company's interest expense for the first nine months of 1996 increased to $6.0 million, a 76.0% increase over the $3.4 million paid in the same period of 1995. The increase in interest expense from 1995 to 1996 is primarily attributable to increased borrowings from the SBA and establishment of and borrowing under the Revolving Credit Facility. Borrowings from the SBA were $83.3 million on September 30, 1996, and $73.3 million on September 30, 1995. Amounts outstanding under the Revolving Credit Facility at September 30, 1996, were $41.8 million.

     The other significant components of total operating expenses are (i) overhead, which primarily relates to employee compensation, travel and marketing expenses, office expenses and legal fees, (ii) amortization of borrowing costs and (iii) state taxes. These expenses totaled $1.4 million in the third quarter of 1996, a 111% increase over the $665,000 of such expenses in the same quarter of 1995. These expenses totaled $4.0 million for the first nine months of 1996, a 110% increase over the $1.9 million of such expenses in the same period of 1995. These increases can be largely attributed to the increase in the number of employees in 1996 versus 1995 and the accrual of bonuses in the current year as opposed to the former policy of expensing bonuses when paid in the first quarter of each year. The bonus accrual added approximately $420,000 to operating expenses in the third quarter of 1996 and $725,000 for the first nine months of 1996.

     For the quarter, Harris Williams had revenues of $2,353,000, up 176% from 853,000 for the third quarter of 1996, and pre-tax income increased
182% to $1,151,000 from $408,000. For the nine months ended September 30, 1996, Harris Williams had revenue of $5,000,000, up 164% from $1,896,000 for the same period of 1995, and pre-tax income increased 136% to $1,438,000 from $609,000. Harris Williams provided advisory services on four transactions that closed in the quarter ended September 30, 1996, bringing the total of transactions closed in the first nine months of 1996 to nine. No taxes were accrued on Harris Williams' pretax income for the third quarter of 1996 due to the timing of the acquisition during the quarter and the timing of Harris Williams' revenue and expenses. No taxes were accrued in 1995, as Harris Williams was a partnership at that time.

     During the quarter ended September 30, 1996, the Company paid dividends of $3.0 million from net operating income. The Company paid dividends of $2.0 million in the third quarter of 1995.

     Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $7,206,000 for the nine month period ended September 30, 1996, and $1,250,000 during the quarter ended September 30, 1996. The $1,250,000 gain resulted from a gain of $1,500,000 on the sale of half its warrant position in Hoveround Corporation offset by a loss of $250,000 on the sale of collateral securing a loan to Alpha West Partners I, L.P. The net realized gain for the third quarter of 1995 was $434,000, primarily resulting from $1,319,000 in gains on the sale of equity positions in Termnet Merchant Services, Inc., One Stop Record House and PMT Services, Inc., which were largely offset by a realized loss of $885,000 on a loan to Quality Care Networks. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

     Change in Unrealized Appreciation (Depreciation) of Investments. For the quarters ended September 30, 1996, and 1995, the Company recorded net increase in unrealized depreciation of investments of $1.7 million and net increase in unrealized appreciation of $1.8 million, respectively. For the nine month periods ended September 30, 1996, and 1995, the Company recorded net increases in unrealized appreciation of investments of $2.8 million and $4.1 million, respectively. These increases are the result of the Company's quarterly revaluation of its portfolio in accordance with its Valuation Policy to reflect the fair value of each of its portfolio assets.

     The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the third quarter of 1995 and 1996.


                                             QUARTER ENDED SEPTEMBER 30,
                                                 1995         1996
                                                 ----         ----
                                                    (IN THOUSANDS)
LOANS:
Ashe Industries, Inc.                            $(250)       $ (150)
Carter-Kaplan Holdings, LLC                                     (450)
Gitman Shirt Company                                          (1,200)
HSA International, Inc.                                         (400)
Medical Associates of America, Ltd.               (300)
Quality Care Networks                              500
Tower Environmental, Inc.                         (250)

PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
Alvin Carter Holdings Corp.                                     (500)
Capital Networks, Inc.                             330
CellCall, Inc.                                    (300)
CLS Corporation                                   (350)
Delaware Publishing Group, Inc.                   (335)
Educational Medical Inc.                                         500
Gulfstream International Airlines, Inc.            300
Hoveround, Inc.                                                 (750)
Kryptonics, Inc.                                                 400
Lovetts Buffet, Inc.                                             400
Multimedia Learning Inc.                                         800
Nationwide Engine Supply, Inc.                    (375)
Pharmaceutical Research Associates, Inc.                         665
Termnet Merchant Services, Inc.                   (591)

PUBLIC COMPANY WARRANTS AND
EQUITY SECURITIES:
Consumat Systems, Inc.                                          (385)
Moovies, Inc.                                    1,793
PMT Services, Inc.                                (269)
Premiere Technologies, Inc.                      1,131           291
Vista Information Solutions, Inc.                               (892)


     Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and in August 1996, SII elected the same tax treatment. If the Company and SII, each as a RIC, satisfy certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, each is generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, each entity must in general derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; derive less than 30% of its gross income from the sale or disposition of securities held for less than three months; meet investment diversification requirements defined by the Code; and distribute to shareholders at least 90% of its net income (other than long-term capital gains). The Company and SII presently intend to meet the RIC qualifications in future years, and therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments. However, no assurance can be given that the Company and SII will continue to elect such treatment.

     For the quarter and nine month period ended September 30, 1996, the Statements of Operations include a provision for taxes totaling $525,000 and $2,765,000, respectively, for federal income tax at a 35% rate on realized gains not distributed to shareholders. The $525,000 tax is payable on the retained long-term capital gain of $1,500,000 on the Company's sale of half of its warrant position in Hoveround Corporation. The Company also accrued $35,000 for state income taxes during the quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had $20.8 million in cash and cash equivalents, and approximately $10.4 million of the Company's investment portfolio consisted of publicly-traded securities, which have an ascertainable market value and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions. See "Summary of Significant Accounting Policies" in the Notes to Financial Statements.

     The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated an initial public offering of 2,645,000 shares of Common Stock resulting in net proceeds of $26.5 million. In August 1995, the Company consummated a second public offering of 1,500,000 shares of Common Stock generating net proceeds to the Company of approximately $21.2 million. In June 1996, the Company consummated a third public offering of 2,300,000 shares of Common Stock generating net proceeds of $59.2 million. The Company used the proceeds of the first two offerings to originate new loans, and the Company has used and will use the proceeds of the most recent offering to originate new loans.

     During the third quarter of 1996, SII received no additional funding from the SBA, leaving total SBA borrowings at $83.3 million at September 30, 1996. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 7.02% as of September 30, 1996, and none of these borrowings mature prior to 2002. Based on SII's leverageable capital, it is eligible to borrow up to a total of $90.0 million from the SBA, the maximum amount of SBA loans available to an SBIC. SII intends to request the remaining $6.7 million of SBA funding available to it during November 1996. Given the increased demand for borrowings under the SBA sponsored SBIC debenture program, no assurances can be given as to the amount of additional SBA borrowing that will be granted to SII.

     As of September 30, 1996, SII had $41.8 million outstanding under its $50 million Revolving Credit Facility, which is secured by all of SII's assets and is guaranteed by the Company. The interest rate on these borrowings was 7.50% at September 30, 1996. The Revolving Credit Facility matures on December 27, 1998. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David M. Resha ceases to be employed by the Company. The Company did not use the net proceeds of the public offering of its Common Stock consummated in June 1996 to repay the amounts owing under the Revolving Credit Facility due to tax considerations related to the Company's pending Restructuring. The Company has negotiated a temporary reduction in the interest rate paid on the Revolving Credit Facility to the extent the debt outstanding under the Revolving Credit Facility is secured by cash remaining from the June 1996 public offering.

     In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into two interest rate swap agreements that effectively convert the variable rate on a portion of the Revolving Credit Facility to fixed rates of 8.15% and 8.05% per annum on borrowings of $30.0 million and $15.0 million, respectively. Under this agreement, SII will convert the $30.0 million in $3.0 million per month increments beginning in April 1996 and will convert the $15.0 million in $5.0 million per month increments beginning in December 1996.

     The Company has signed a commitment letter with ING Capital Markets, Inc. ("ING") to establish a credit facility (the "ING Credit Facility") in the amount of $100.0 million. Under the ING Credit Facility, it is anticipated that the Company would form a special purpose, bankruptcy remote subsidiary ("Newco"), that would buy new loans originated by the

Company and the related warrants and use the loans and warrants purchased as collateral to secure the issuance of commercial paper by ING. Newco would pay a spread to ING over the rate paid on the commercial paper issued, along with other fees to originate and administer the ING Credit Facility. It is anticipated that Newco would enter into appropriate swap agreements to attempt to hedge the interest rate risk inherent in the maturing and reissuing of commercial paper at market rates. Based on current commercial paper rates, the total cost of the debt is anticipated to be approximately 8.50% to 8.75%. The ING Credit Facility will require Newco to be capitalized with a minimum of $20.0 million in equity, so it is anticipated that some or all of the new loans originated from the proceeds of the public offering of Common Stock consummated in June 1996 will be contributed as equity to Newco. Definitive documentation with respect to the ING Credit Facility is being finalized. The Company has filed an application with the Securities and Exchange Commission (the "Commission"), requesting exemptive relief from certain provisions of the Investment Company Act of 1940 relating to the establishment of this facility. The Company presently anticipates receiving an exemptive order from the Commission by year end, at which time it plans to close on the ING Credit Facility. No assurances can be given that an order will be granted by the Commission within such period of time. In the interim, the Company has obtained a term sheet from ING to establish a $15.0 million bridge loan (the "Bridge Loan") that will be secured by loans originated by the Company. The Company presently intends to repay the Bridge Loan with funds drawn down under the ING Credit Facility.

     The Company believes that anticipated borrowings from the SBA and under the Company's Revolving Credit Facility and Bridge Loan, together with cash on hand and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through early 1997 and through the second half of 1997 if the ING Credit Facility is obtained. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

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

PORTFOLIO TURNOVER

     During the quarter ended September 30, 1996, the Company made loans to 35 companies totaling approximately $42.0 million and experienced eleven repayments (either partial or full) aggregating $6.1 million. During the quarter ended September 30, 1995, the Company made loans to 23 companies totaling approximately $31.0 million and experienced 6 repayments (either partial or full) aggregating approximately $3.9 million. The Company can not control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty and the first loans made by the Company begin maturing in May 1997.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Company's Special Shareholder's Meeting was held on August 14, 1996 to consider and vote upon a proposal to approve the Acquisition Agreement dated as of May 16, 1996 (the "Acquisition Agreement") relating to the acquisition of Harris Williams & Co., L.P., and the transactions related thereto, and (ii) to approve and adopt the Amended and Restated Charter of the Company.

     b.   The resolutions passed were as follows:

          1. To approve the Acquisition Agreement and the transactions contemplated thereby.

                FOR 6,224,085           AGAINST 24,332          WITHHELD 23,645

          2. To approve the adoption of the Company's Amended and Restated Charter.

                FOR 3,380,653           AGAINST 91,000          WITHHELD 3,870

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        Exhibit 2.1 Acquisition Agreement by and among Sirrom Capital Corporation, Sirrom Capital Acquisition Corporation, Sirrom, Ltd., and Harris Williams & Co., dated May 16, 1996 (incorporated by reference to Exhibit K.9 to the Company's Form N-2, as amended (File No. 333-4023)

        Exhibit 3.1   Amended and Restated Charter

        Exhibit 10.1 Fourth Amended and Restated Loan Agreement dated as of August 16, 1996, by and among SII, as Borrower, the Lenders referred to herein, and First Union National Bank of Tennessee, as Agent*

        Exhibit 10.2 Guaranty Agreement dated August 16, 1996 by and between Sirrom Capital Corporation and the U.S. Small Business Administration

        Exhibit 10.3 Fourth Amended and Restated Revolving Credit Note dated August 16, 1996, in the principal amount of $27,500,000, made by SII in favor of First Union National Bank of Tennessee*

        Exhibit 10.4 Revolving Credit Note dated August 16, 1996, in the principal amount of $10,000,000, made by SII in favor of Amsouth Bank of Tennessee*

        Exhibit 10.5 Revolving Credit Note dated August 16, 1996, in the principal amount of $7,500,000, made by SII in favor of First American National Bank*

        Exhibit 10.6  Amended and Restated Swingline Note dated August 16,
                      1996, in the principal amount of $5,000,000, made by SII in favor of First Union National Bank of Tennessee*

        Exhibit 10.7  Fourth Amended and Restated Revolving Credit Note dated
                      August 16, 1996 by SII in favor of First Tennessee Bank
                      National Association*

        Exhibit 10.8  Third Amended and Restated Security Agreement dated
                      August 16, 1996, by and between SII and First Union
                      National Bank of Tennessee*

        Exhibit 10.9  Amended and Restated Borrower Pledge Agreement dated
                      August 16, 1996, made by SII in favor of First Union
                      National Bank of Tennessee*

        Exhibit 10.10 Amended and Restated Security Agreement dated as of
                      August 16, 1996 by and between SII and U.S. Small
                      Business Administration*

        Exhibit 10.11 Amended and Restated Pledge Agreement dated as of August
                      16, 1996 by and between the Registrant and U.S. Small
                      Business Administration*

        Exhibit 11    Computation of Earnings Per Share

        Exhibit 27    Financial Data Schedule (for SEC use only)


_______________________
* Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to SII's Registration Statement on Form N-5, as amended, (Commission File No. 811-7779)

(b) Reports on Form 8-K.

     1. A Report on Form 8-K dated August 31, 1996 was filed with the Commission on September 13, 1996 with respect to the acquisition of Harris Williams & Co., L.P.

          A. The following historical financial statements of Harris Williams and pro forma financial statements of the Company were incorporated into the Form 8-K by reference to the Company's Registration Statement on Form N-2, as amended, (Commission No. 333-4023):

               Harris Williams Historical Financial Statements

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1994 and 1995 and
                     March 31, 1996 (unaudited)

               Consolidated Statements of Income for the Years Ended December
                     31, 1993, 1994 and 1995 and for the Three Months Ended March 31, 1995 and 1996 (unaudited)

               Consolidated Statements of Changes in Stockholders' Equity for
                     the Years Ended December 31, 1993, 1994 and 1995 and the Three Months Ended March 31, 1996 (unaudited)

               Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1993, 1994 and 1995 and the Three Months Ended March 31, 1995 and 1996 (unaudited)

                Notes to Consolidated Financial Statements

                Sirrom Capital Corporation Pro Forma Financial Statements

                Pro  Forma Statement of Operations Data for
                     the Three Months Ended March 31, 1996

                Pro  Forma Statement of Operations Data for
                     the Year Ended December 31, 1995

                Pro  Forma Statement of Operations Data for
                     the Year Ended December 31, 1994

                Pro  Forma Balance Sheet Data for the Period
                     Ended March 31, 1996

                Pro  Forma Balance Sheet Data for the Period
                     Ended December 31, 1995

          b. The following historical financial statements of Harris Williams and pro forma financial statements of the Company were set forth in the Company's Form 8-K:

                Unaudited consolidated balance sheets of Harris Williams & Co.
                     and Subsidiary as of June 30, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended June 30, 1995 and 1996

                Introduction to unaudited pro forma condensed combined
                     financial information; unaudited pro forma condensed combined balance sheet as of June 30, 1996; unaudited pro forma condensed combined statement of operations for the six months ended June 30, 1996; and notes to the unaudited pro forma condensed combined financial information

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SIRROM CAPITAL CORPORATION

Date: November 14, 1996                 By: /s/ Carl W. Stratton
                                            _____________________________
                                            Carl W. Stratton
                                            Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
----------        -----------

Exhibit 2.1       Acquisition Agreement by and among Sirrom Capital Corporation, Sirrom Capital Acquisition Corporation,
                  Sirrom, Ltd., and Harris Williams & Co., dated May 16, 1996 (incorporated by reference to Exhibit K.9 to the Company's Form N-2, as amended (File No. 333-4023)

Exhibit 3.1       Amended and Restated Charter

Exhibit 10.1      Fourth Amended and Restated Loan Agreement dated as of August 16, 1996, by and among SII, as Borrower, the
                  Lenders referred to herein, and First Union National Bank of Tennessee, as Agent*

Exhibit 10.2      Guaranty Agreement dated August 16, 1996 by and between Sirrom Capital Corporation and the U.S. Small
                  Business Administration

Exhibit 10.3      Fourth Amended and Restated Revolving Credit Note dated August 16, 1996, in the principal amount of
                  $27,500,000, made by SII in favor of First Union National Bank of Tennessee*

Exhibit 10.4      Revolving Credit Note dated August 16, 1996, in the principal amount of $10,000,000, made by SII in favor of Amsouth Bank of Tennessee*

Exhibit 10.5      Revolving Credit Note dated August 16, 1996, in the principal amount of $7,500,000, made by SII in favor of First American National Bank*

Exhibit 10.6      Amended and Restated Swingline Note dated August 16, 1996, in the principal amount of $5,000,000, made by
                  SII in favor of First Union National Bank of Tennessee*

Exhibit 10.7      Fourth Amended and Restated Revolving Credit Note dated August 16, 1996 by SII in favor of First Tennessee
                  Bank National Association*

Exhibit 10.8      Third Amended and Restated Security Agreement dated August 16, 1996, by and between SII and First Union
                  National Bank of Tennessee*

Exhibit 10.9      Amended and Restated Borrower Pledge Agreement dated August 16, 1996, made by SII in favor of First Union
                  National Bank of Tennessee*

Exhibit 10.10     Amended and Restated Security Agreement dated as of August 16, 1996 by and between SII and U.S. Small
                  Business Administration*

Exhibit 10.11     Amended and Restated Pledge Agreement dated as of August 16, 1996 by and between the Registrant and U.S.
                  Small Business Administration*

Exhibit 11        Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule (for SEC use only)

_______________________
* Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to SII's Registration Statement on Form N-5, as amended, (Commission File No. 811-7779)