Form 10-K
period 1996-12-31
SIRROM CAPITAL CORP
filed 1997-03-26
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                       for Annual Report Under Section 13
                or 15(d) of the Securities Exchange Act of 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ____________

                        Commission File No.: 0-25174

                         SIRROM CAPITAL CORPORATION
           (exact name of Registrant as specified in its charter)

          TENNESSEE                                                                                      62-1583116
(State or other jurisdiction of                                                                    (I.R.S. Employer
 incorporation or organization)                                                                   Identification Number)
                                                    500 CHURCH STREET
                                                        SUITE 200
                                                  NASHVILLE, TENNESSEE 37219
                                         (Address of principal executive offices)

      Registrant's telephone number, including area code: (615) 256-0701

       Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO
                                   PAR VALUE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 7, 1997, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $495,727,556 based upon a closing price of the Registrant's common stock of $41.00 on that date and assuming executive officers and directors of the Registrant are affiliates. On March 7, 1996, there were 15,477,813 shares of the Registrant's common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 4, 1997 is incorporated by reference into certain sections of Part III. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV.

                                    PART I

ITEM 1. BUSINESS OF THE COMPANY

HISTORY

           Sirrom Capital Corporation (the "Company") was incorporated under the laws of the State of Tennessee in November 1994 and is a non-diversified, closed-end investment company that has elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company's principal executive offices are located at 500 Church Street, Suite 200, Nashville, Tennessee 37219 and its telephone number is (615) 256-0701.

           The Company is the successor to Sirrom Capital, L.P., a Tennessee limited partnership (the "Partnership"), that was organized under the laws of Tennessee in 1991. Pursuant to a conversion (the "Conversion") consummated on February 1, 1995, all partners of the Partnership (the "Partners") transferred their Partnership interests to the Company in exchange for the issuance of 5,050,116 shares of Common Stock. The Common Stock was received by each Partner in proportion to the Partner's percentage interest in the Partnership. Following this exchange, the Partnership was dissolved and liquidated by operation of law, and all of the assets and liabilities of the Partnership (including the small business investment company ("SBIC") license which was obtained by the Partnership in May 1992) were assigned and transferred to the Company. In August 1996, the Company transferred its SBIC operations, including its SBIC license, assets and liabilities to Sirrom Investments, Inc. ("SII"), its wholly-owned subsidiary, and acquired Harris Williams & Co. ("Harris Williams"), which, since the acquisition, has operated as a "C" corporation and a wholly-owned subsidiary of the Company. In December 1996, the Company formed Sirrom Funding Corporation ("SFC"), a special purpose, bankruptcy remote subsidiary, as the borrower under the $100.0 million ING Credit Facility (as hereinafter defined). Subsequent to fiscal year end, the Company created Tandem Capital, Inc., a Tennessee Corporation and wholly-owned subsidiary. Unless otherwise indicated, all references to the Company include the Partnership, SII, SFC and Harris Williams and their respective historical operations.

BUSINESS

           Sirrom Capital Corporation is a specialty finance company that makes loans to small businesses. The Company believes the market for small commercial loans is underserved by traditional lending sources and that competitors generally are burdened with an overhead and administrative structure that hinders them from competing most effectively in this market. The Company, which is based in Nashville, Tennessee, has experienced significant growth in both the size and diversity of its loan portfolio. At December 31, 1996, the Company had loans outstanding with a fair value of $221.5 million to 122 companies in a variety of industries located in 24 states and Washington, D.C. The Company's loan portfolio balances at December 31, 1993, 1994 and 1995 were $42.4 million, $72.3 million and $144.9 million, respectively. The average rate of interest on the Company's loan portfolio at December 31, 1996, was 13.2%. The Company traditionally has focused and will continue to focus on making loans with equity features to borrowers that the Company believes meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams with a significant ownership interest in the borrower, sophisticated outside equity investors and profitable operations. To develop new lending opportunities, the Company markets to an extensive referral network comprised of venture capitalists, investment bankers, attorneys, accountants, commercial bankers and business brokers.

           Generally, the Company's investments are structured as loans that range from $500,000 to $5.0 million in size and are evidenced by debt securities that are accompanied by warrants to acquire equity securities of the borrower. These warrants usually have a nominal exercise price (usually $.01 per share). Typically, the loans are collateralized by a security interest in assets of the borrower and are generally senior to the investments of sophisticated equity investors. The personal guaranty of the major shareholder of the borrower or other collateral may also be required. The debt securities issued to evidence the Company's loans generally carry a fixed rate of interest and have a maturity of five years from their respective dates of issuance. In most cases, the loans are structured to require the payment of interest only on a monthly basis, with a single payment of principal at maturity. The Company typically charges borrowers a processing fee of approximately 2.0% to 2.5% of the amount of each loan. Unlike most lenders, the Company does not impose prepayment penalties on borrowers that repay loans prior to maturity. Instead, the Company's warrants typically contain a "ratchet" provision that increases the Company's equity position, by one to three percentage points per year, until repayment of the loan in full. Although the Company's loans provide for a five year maturity, the warrant "ratchet" may have the effect of encouraging borrowers to repay loans as soon as possible. The Company benefits from such repayments, because of the direct relationship that exists between the Company's ability to generate asset turnover (i.e., redeployment of capital) and return on equity to shareholders.

           The Company has begun to broaden its geographic market, has recently relocated a senior lender to open and manage a San Francisco office, and currently anticipates opening an office in the Northeast in fiscal 1997. In addition, the Company has entered into a joint venture agreement to make secured loans with warrants to small private companies located in Canada on a joint basis with Toronto-Dominion Bank ("TD"). Initially, the Company has committed to make up to $20.0 million (in Canadian dollars) of loans to Canadian companies, which has been matched by a $30.0 million (in Canadian dollars) commitment from TD. The parties have created a Canadian corporation, SCC Canada Inc. ("SCC Canada"), 60% of which is owned by TD and 40% of which is owned by the Company. SCC Canada, located in Toronto, Canada, will serve as the originator and servicer of loans. In its capacity as originator, SCC Canada will identify potential loan investments and collect a processing fee when the loan is funded. SCC Canada will also service each loan and collect a servicing fee from TD and the Company. SCC Canada will not have the ability to contractually obligate the Company or TD and will not fund the loans. The loans themselves will be funded directly to the borrowers from TD and the Company, and the Company and TD will individually approve their respective loans to each borrower identified by SCC Canada. It is anticipated SCC Canada will target borrowers that meet similar criteria as the Company's U.S. borrowers.

           The Company also intends to diversify its operations by making loans with equity features to public companies through Tandem Capital, Inc., its wholly-owned subsidiary. The target market for this product will be public companies with a market capitalization under $100.0 million and revenues typically ranging from $20.0 million to $100.0 million. The typical investment will range from $3.0 million to $10.0 million, will be structured to provide a current yield, as well as an equity component (i.e., loan with warrants, convertible debt, or convertible preferred stock) and will typically be unsecured or subordinate to existing lenders. The Company intends to market this product through its existing referral network.

           In order to broaden the range of services it offers to businesses in its target market, the Company acquired Harris Williams, a merger and acquisition advisory firm located in Richmond, Virginia, in August 1996.
Harris Williams provides advisory services with respect to small and medium-sized companies throughout the United States that are similar in size to the Company's portfolio companies. Management believes that the acquisition of Harris Williams provides the Company with an opportunity to obtain significant fee income and cross-sell services between the two companies.

SELECTION OF LOAN AND INVESTMENT OPPORTUNITIES

           Since inception, the Company has identified certain common characteristics of borrowers which it believes will create a superior small business portfolio. Although the criteria listed below may not be applied in every instance and their importance may vary depending on the relevant circumstances, these criteria generally are applied in the Company's investment decisions.

                 Growth. The potential borrower typically must have an annual projected growth rate of at least 20%. Anticipated growth is a key factor in determining the potential valuation of warrants in the Company's equity portfolio.

                 Liquidation Value of Assets. While the Company does not market itself as an asset-based lender, the liquidation value of assets securing the loans is an important component in the credit decision. Valuations include both hard assets (accounts receivable, inventory, and property, plant and equipment), as well as intangibles, such as customer lists, networks, databases, and recurring revenue streams.

                 Sophisticated Equity Shareholders. Many of the borrowers in the Company's portfolio have sophisticated equity investors whose equity position is subordinate to the debt securities of the Company. These investors allow the Company to maximize its resources by enhancing the due diligence process and financial sophistication of the borrower, and by providing increased controls and a source of potential additional follow-on capital. The interest and support of sophisticated equity investors tends to increase the Company's confidence in the borrower, its management team and the potential long-term value of the borrower's business.

                 Experienced Management Teams. The Company seeks to identify potential borrowers that have management teams that are experienced, have a significant ownership interest in the borrower and include a chief executive officer and chief financial officer who demonstrate the ability to accomplish the objectives set forth in the borrower's business plan.

                 Profitable Operations. The Company focuses on portfolio companies that have positive earnings from operations (before interest, depreciation and amortization). The Company does not typically lend to start-up companies.

                 Exit Strategy. Prior to making an investment, the Company analyzes the potential for the borrower to repay its loan and to experience a liquidity event that would allow the Company to realize value for its equity position. Liquidity events include, without limitation, an initial public offering, a sale of the borrower or a repurchase by the borrower of the Company's equity position.

LOAN REPAYMENT; VALUATION AND REALIZATION OF EQUITY INVESTMENTS

           The Company's investments in small businesses are made with the intent of having the loans repaid within five years and liquidating the equity portion of the investments for cash within five to ten years. If an investment is successful, not only will the loan made by the Company have been repaid with interest, but the Company may be in a position to realize a gain on the equity security obtained in connection with the loan. Although the Company expects to dispose of an investment after a certain time, situations may arise in which it may hold equity securities for a longer period. From the Company's inception through December 31, 1996, $320.4 million of loans have been originated and $56.6 million, or 17.7%, have been repaid.

           Each loan the Company makes generally has a related five-year warrant to buy common stock of the borrower. These warrants are exercisable at a nominal price (usually $.01 per share) and typically represent 3% to 15% of a borrower's fully diluted common stock. The warrants are generally structured to provide both registration rights that entitle the Company to sell the equity securities of the borrower in a public offering and a put option that requires the borrower to repurchase the warrant after five years at the fair market value of the shares issuable. As of December 31, 1996, the Company had ten stock positions in publicly traded companies that had a fair market value of $13.6 million on that date. In accordance with the Company's valuation policy, the securities were carried at a fair value of $11.4 million at December 31, 1996. In addition, at that date, the Company owned common stock and preferred stock investments in 25 non-public companies with a fair value of approximately $23.5 million. The Company has also converted approximately 25 equity positions to cash since inception with gains approximating $17.8 million. At December 31, 1996, the Company held warrant positions in eight public companies that it carried on its books at a fair value of approximately $1.3 million and warrants in approximately 120 private companies that it carried at a fair value of $14.6 million. The fair value of the Company's loans and equity investments is determined in good faith by the Board of Directors in accordance with the Company's valuation policy.

OPERATIONS

           Marketing. The Company currently employs six lending officers who cover certain geographic territories. In order to originate loans, these lending officers make use of an extensive referral network comprised of investment bankers, venture capitalists, attorneys, accountants, commercial bankers and business brokers. A lending officer typically receives between five and ten informational packages per week from these sources. On average, each lending officer closes one loan per month. In February 1996, in an effort to expand its geographic presence, the Company entered into a consulting arrangement with an experienced small business finance professional located in northern California who assisted the Company in identifying potential borrowers and referral sources in the western United States and structuring loan and warrant transactions with small businesses so identified. Due to the early success of this operation, the Company has relocated one of its senior lenders to the West Coast to manage an office in San Francisco, California. The Company is also considering expanding its presence into other geographic markets and anticipates opening an office in the Northeast in fiscal 1997.

           Loan Approval Process. The Company's lending officers review informational packages in order to identify potential borrowers. After identifying applicants that meet the Company's investment criteria, the loan officer, in conjunction with the Chief Operating Officer, selects applicants that merit additional consideration. See "--Selection of Loan and Investment Opportunities." The lending officer then conducts a more thorough investigation and analysis ("due diligence") of the applicant. The due diligence process usually includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant's product, service or particular industry.

           Upon the completion of due diligence, the lending officer completes a standard borrower profile that summarizes the borrower's historical financial statements, its industry and management team, and its conformity to the Company's investment criteria. The lending officer then presents the profile, along with his due diligence findings, to a Loan Approval Committee presently comprised of George M. Miller, II, David M. Resha, Donald F. Barrickman and Carl W. Stratton, which committee evaluates the merits and risks of each potential loan and must approve each loan. Additional due diligence is conducted by the Company's attorneys prior to funding the loan.

           Loan Portfolio. During the year ended December 31, 1996, the Company originated loans to 84 companies, including 48 new borrowers, in the aggregate principal amount of approximately $132.0 million, in several industries. During the same period, the Company realized $12.3 million in equity gains and realized approximately $2.8 million in loan and other losses. The following table sets forth the amount of the Company's loans originated and repaid for the periods indicated, as well as the realized gain on investments.



                                                FROM
                                             INCEPTION
                                              THROUGH                        YEAR ENDED DECEMBER 31,
                                            DECEMBER 31,  ---------------------------------------------------------------
                                                1992           1993            1994           1995            1996
                                                ----           ----            ----           ----            ----
                                                                       (DOLLARS IN THOUSANDS)
Loans originated                                $14,639         $31,470        $40,785        $101,505        $131,962
Loan repayments                                       0           2,013          7,585          14,414          32,630
Loans amount converted
  to equity                                           0             500          2,150           3,751           8,278
Realized losses on loans                              0           1,155          1,155           1,500           1,764
Net realized gains on equity
  investments                                       198             355            617           3,220          11,227

         The table below sets forth, as of December 31, 1996, the 24 states in which the Company's borrowers maintain their principal place of business, the number of borrowers and the percent of total loan principal balance outstanding to borrowers located in such states.

                                                                                       % OF TOTAL
                                                                                     LOAN PRINCIPAL         NUMBER
                                                                                         BALANCE              OF
STATE                                                                                 OUTSTANDING          BORROWERS
-----                                                                                 ------------         ---------
Alabama                                                                                   1.4%                 2
California                                                                               11.5                 11
Colorado                                                                                  2.1                  2
Connecticut                                                                               2.9                  3
Florida                                                                                  14.4                 19
Georgia                                                                                  15.4                 16
Kentucky                                                                                  4.8                  4
Maryland                                                                                  2.1                  2
North Carolina                                                                            6.3                  9
New Jersey                                                                                1.2                  2
Ohio                                                                                      3.1                  4
Pennsylvania                                                                              2.4                  2
South Carolina                                                                            1.9                  3
Tennessee                                                                                 9.3                 15
Texas                                                                                    10.8                 11
Virginia                                                                                  4.3                  8
*Other states (8)                                                                         6.1                  9
                                                                                        -----                ---
         Total                                                                          100.0%               122
                                                                                        =====                ===


* The other states in which the Company has only a single borrower are Hawaii, Iowa, Maine, Michigan, Mississippi, Missouri, Oklahoma and Wisconsin. The Company also has one borrower in Washington, D.C.

DELINQUENCY AND COLLECTIONS

         When a borrower fails to make a required payment by the tenth of the month, it is notified by telephone by the Company's Controller who discusses with the borrower the expected timing of the payment. If the payment is delinquent more than 30 days, the Chief Operating Officer and responsible lending officer jointly determine an appropriate course of action on the account, which could include transferring responsibility for the loan to the Company's workout area. When a loan reaches 60 days past due, the Company normally discontinues accruing interest, and all loans over 60 days past due become the responsibility of the Company's workout area. Management determines the most appropriate course of action given the particular circumstances with respect to protecting its interest in a defaulted loan, which may involve, among other things, the sale of the borrower or foreclosure proceedings.

         At December 31, 1996, the Company had loans to thirteen companies with an aggregate principal balance of $15.9 million that were not accruing interest. Based on the particular circumstances involved, the Board of Directors estimated the aggregate fair value of these loans to be $8.7 million, and therefore provided for unrealized depreciation from original cost of $7.2 million on these loans.

CUSTODIAL SERVICES

         Pursuant to a Custodial Services Agreement, First American National Bank (Trust Department) acts as the custodian of all the Company's and SII's portfolio assets in accordance with the 1940 Act and, with respect to SII's portfolio assets, in accordance with U.S. Small Business Administration Regulations.

MERGER AND ACQUISITION ADVISORY SERVICES

         In August, 1996, the Company acquired Harris Williams. Harris Williams is a merger and acquisition advisory firm that currently focuses exclusively on providing advisory services to small and medium sized companies throughout the United States that are similar in size to Sirrom's portfolio companies. Harris Williams' clients have included divisions of large companies, portfolio companies of professional investor groups, and privately owned businesses. The typical Harris Williams engagement includes a monthly retainer and a success fee contingent upon closing the transaction. The firm has consistently grown since inception with pre-tax income increasing from $207,000 for the year ended December 31, 1993 to $3.3 million for the year ended December 31, 1996 and with the number of professionals increasing from two to fourteen over the past four years. Management believes that future growth of Harris Williams is attainable through adding additional merger and acquisition professionals, by gaining additional market share and by realizing the benefits of its rapidly increasing client base, which should expand as a result of its relationship with the Company. However, no assurance can be given that such growth can be achieved.

COMPETITION

         The Company's principal competitors include financial institutions, venture capital firms and other non-traditional lenders. Many of these entities have greater financial and managerial resources than the Company. The Company believes that it competes effectively with such entities primarily on the basis of the quality of its service, its reputation, and the timely credit analysis and decision-making processes it follows, and to a significantly lesser degree on the interest rates, maturities and payment schedules it offers on the loans to borrowers.

EMPLOYEES

         As of February 28, 1997, the Company had 43 employees, including 18 employees of Harris Williams. The Company believes its relations with its employees are excellent. The Company believes that it has maintained low overhead as a percentage of its assets as a result of outsourcing all job functions not directly related to the marketing, underwriting and workout of small business loans or the executive management of the Company.


THE COMPANY'S OPERATIONS AS A BDC

         As a BDC, the Company may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

         (i) securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a SBIC wholly-owned by the BDC and (c) does not have any class of publicly-traded securities with respect to which a broker may extend margin credit;

         (ii) securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

         (iii) cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

         The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority, as defined in the 1940 Act, of the Company's shares. Since the Company made its BDC election, it has not made any substantial change in its structure or in the nature of its business.

         The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its common stock if its asset coverage of any Senior Security is at least 200% immediately after each such issuance. Debt securities issued to the SBA are not subject to this asset coverage test. In connection with the transfer of its SBIC operations to SII and the formation of SFC, the Company obtained certain exemptive relief from the Commission with respect to certain provisions of the 1940 Act. Accordingly, the Company, SII and SFC may each incur indebtedness so long as after incurring such indebtedness the Company, individually, and the Company and each of its investment company subsidiaries on a consolidated basis, meets the 200% asset coverage test. In addition, while Senior Securities are outstanding, provisions must be made to prohibit any distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5.0% of the value of its total assets for temporary or emergency purposes.

ITEM 2.  PROPERTIES

         The Company does not own any properties and leases 9,378 square feet of office space pursuant to a five year lease.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information as of March 7, 1997 with respect to the Company's executive officers:

NAME                                       AGE                  POSITION
----                                       ---                  --------
George M. Miller, II                       37                   President, Chief Executive Officer and Director
David M. Resha                             50                   Chief Operating Officer
Carl W. Stratton                           38                   Chief Financial Officer
H. Hiter Harris, III                       36                   Co-Chairman of Harris Williams
Christopher H. Williams                    33                   Co-Chairman of Harris Williams

         George M. Miller, II, is President and Chief Executive Officer and co-founded the Company in August 1991. Prior to August 1991, Mr. Miller worked for two years as a vice president in the Investment Banking Group of Equitable Securities Corporation. From 1987 to 1989, Mr. Miller worked as an associate in the Corporate Finance department of J.C. Bradford & Co. Prior to this, Mr. Miller spent four and one-half years on active duty in the United States Marine Corps. Mr. Miller holds a Master of Business Administration from the University of North Carolina at Chapel Hill and a Bachelor of Science degree from the University of Tennessee.

         David M. Resha joined the Company in July 1995 and is responsible for the day-to-day operations of the Company. His primary role is risk management associated with the loan portfolio of the Company, including loan origination, portfolio management and workout activities. Mr. Resha is a twenty-five year veteran commercial banker. Most recently, he was Senior Vice President at First Union National Bank of Tennessee where he managed the middle market/corporate banking group. He held a similar position with Dominion Bank before it was merged with First Union National Bank of Tennessee. Mr. Resha holds a Bachelor of Business Administration degree from Loyola University in New Orleans and a Master of International Management degree from American (Thunderbird) Graduate School in Glendale, Arizona.

         Carl W. Stratton joined the Company in October 1995 and has served as Chief Financial Officer since April 1996. From October 1995 through April 1996, Mr. Stratton held the position of Vice President--Workouts with the Company. From 1991 to 1995, Mr. Stratton was chief financial officer of International Citrus Corporation, and from 1986 to 1991, Mr. Stratton was chief financial officer of Dove Computer Corporation. From 1981 to 1985, Mr. Stratton held a variety of engineering and manufacturing positions with E.I.
du Pont de Nemours, Inc. & Company, Incorporated. Mr. Stratton is also a director of International Citrus Corporation. Mr. Stratton holds a Master of Business Administration degree from the University of North Carolina at Chapel Hill and a Bachelor of Science in Chemical Engineering degree from Lafayette College.

         H. Hiter Harris, III co-founded Harris Williams in 1991 and has served as co-chairman of Harris Williams since the Company's acquisition of the firm in August 1996. From 1987 to 1991, Mr. Harris served as Vice President of Bowles Hollowell & Conner and from 1983 to 1985 served as pricing coordinator for Crestar Bank. Mr. Harris holds a Master of Business Administration degree with distinction from Harvard Graduate School of Business Administration and Bachelor of Science degrees in Mathematics and Economics from Hampden-Sydney College.

         Christopher H. Williams co-founded Harris Williams in 1991 and has served as co-chairman of Harris Williams since the Company's acquisition of the firm in August 1996. From 1987 to 1991, Mr. Williams served as Vice President of Bowles Hollowell & Conner. Mr. Williams holds a Master of Business Administration from Harvard Graduate School of Business Administration and a Bachelor of Arts in Business Administration degree from Washington and Lee University.

                                    PART II

ITEM 5.  MARKET PRICE

         The Company has distributed and currently intends to continue to distribute 90% of its net operating income and net realized short-term capital gains, if any, on a quarterly basis to its shareholders. Net realized long-term capital gains may be retained to supplement the Company's equity capital and support growth in its portfolio, unless the Board of Directors determines in certain cases to make a distribution. There is no assurance that the Company will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

         The Common Stock is quoted on the Nasdaq National Market under the symbol SROM. The Company presently has 151 holders of record and approximately 6,400 beneficial owners. The following table sets forth the range of high and low bid prices of the Company's Common Stock as reported on the Nasdaq National Market and the dividends declared by the Company for the period from February 6, 1995, when public trading of the Common Stock commenced, through the fourth quarter of 1996.

                                                                         BID PRICE
                                                           ------------------------------------            DIVIDEND
                                                                HIGH                  LOW                  DECLARED
                                                           --------------       ---------------        -----------------
 1995
 First Quarter (beginning February 6, 1995)  . . . .          $11 5/8               $10 3/4                 $.14

 Second Quarter  . . . . . . . . . . . . . . . . . .           13 1/4                10 3/4                  .26

 Third Quarter . . . . . . . . . . . . . . . . . . .           18 1/2                13 1/4                  .23

 Fourth Quarter  . . . . . . . . . . . . . . . . . .           19 1/2                16 7/8                  .26


 1996
 First Quarter . . . . . . . . . . . . . . . . . . .           22 3/4                18 5/8                  .24

 Second Quarter  . . . . . . . . . . . . . . . . . .           29                    23 1/2                  .26

 Third Quarter . . . . . . . . . . . . . . . . . . .           29 3/4                23                      .32

 Fourth Quarter  . . . . . . . . . . . . . . . . . .           38                    29 3/4                  .36

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Financial Statements and Notes thereto included elsewhere in this Prospectus. The selected financial data set forth below as of and for the period from inception to December 31, 1992, and as of and for each of the four years in the period ended December 31, 1996, have been derived, in part, from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, whose report for the period from inception to December 31, 1992, and each of the four years in the period ended December 31, 1996, is included elsewhere in this Prospectus.

                                                                  FROM
                                                               INCEPTION
                                                                THROUGH                   YEAR ENDED DECEMBER 31,
                                                              DECEMBER 31,   --------------------------------------------------
                                                                  1992          1993         1994         1995         1996
                                                              ------------   ----------   ----------   ----------   -----------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:

Operating income:
  Interest on investments...................................   $      636    $    3,515   $    7,337   $   13,452   $    24,395
  Loan processing fees......................................          282           699          901        1,900         3,166
  Other income..............................................           --            --           --          223           119
                                                               ----------    ----------   ----------   ----------   -----------
        Total operating income..............................          918         4,214        8,238       15,575        27,680
Operating expenses:
  Interest expense..........................................          127         1,427        3,124        4,771         8,342
  Salaries and benefits.....................................           --            --           --        1,082         2,994
  Management fees...........................................          210           709        1,073           --            --
  Other operating expenses..................................           --           166          122        1,412         1,942
  State income tax on interest..............................           --           231          457          109            --
  Amortization expense......................................            8            54          118          208           543
                                                               ----------    ----------   ----------   ----------   -----------
        Total operating expenses............................          345         2,587        4,894        7,582        13,821
                                                               ----------    ----------   ----------   ----------   -----------
Pretax income of unconsolidated subsidiary..................           43           207          553          812         3,264
                                                               ----------    ----------   ----------   ----------   -----------
Net operating income........................................          616         1,834        3,897        8,805        17,123
  Realized gain (loss) on investments.......................          198          (799)        (538)       1,759         9,463
  Change in unrealized appreciation (depreciation) of
    investments.............................................        1,813           (50)       3,356        4,694         2,580
Provision for income taxes..................................           --            --           --       (1,020)       (4,270)
                                                               ----------    ----------   ----------   ----------   -----------
Net increase in partners' capital and shareholders' equity
  resulting from operations.................................   $    2,627    $      985   $    6,715   $   14,238   $    24,896
                                                               ==========    ==========   ==========   ==========   ===========
Per share:
  Pretax operating income...................................   $      .17    $      .48   $      .83   $      .98   $      1.47
  Net increase in partners' capital and shareholders' equity
    resulting from operations...............................          .74           .23         1.29         1.57          2.13
  Dividends.................................................           --            --           --          .89(1)       1.18(1)
Fully diluted weighted average shares outstanding...........    3,548,000     4,274,000    5,222,000    9,072,000    11,666,000
OPERATING STATISTICS:
Number of portfolio companies with loans outstanding at
  period end................................................           17            38           57           91           122
Number of new portfolio companies...........................           17            24           25           44            48
Principal amount of loans originated........................   $   14,639    $   31,470   $   40,785   $  101,505   $   131,962
Principal amount of loan repayments.........................           --         2,013        7,585       14,414        32,630
Loan portfolio at period end................................       14,639        42,441       72,336      144,855       221,487
Average net interest spread at period end(2)................          5.6%          5.8%         5.5%         5.8%          5.9%

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1992      1993      1994       1995         1996
                                                              -------   -------   -------   --------     --------
                                                                                (DOLLARS IN THOUSANDS)
                                                                                      (UNAUDITED)
BALANCE SHEET DATA:

Cash and cash equivalents...................................  $ 4,601   $ 1,633   $   137   $    195     $  4,612
Loans.......................................................   14,639    42,441    72,336    144,855      221,487
Equity interests............................................    4,233     3,591     7,577     15,912       34,966
Warrants....................................................      951     4,219     7,549     11,513       15,894
Total assets................................................   24,954    53,425    91,804    177,870      288,013
Revolving credit facilities.................................       --        --     6,389     13,200       30,858
Debentures payable to SBA...................................   10,000    34,000    51,000     73,260       90,000
Total shareholders' equity..................................   14,806    18,787    33,218     89,186      158,621

---------------

(1) For the year ended December 31, 1995, includes $.26 per share in dividends declared and paid in the first quarter of 1996 related to 1995 earnings and, with respect to the year ended December 31, 1996, includes $.36 in dividends declared and to be paid in the first quarter of 1997 related to 1996 earnings.
(2) Net interest spread represents the weighted average gross yield on the Company's interest bearing investments less the weighted average cost of borrowed funds at the end of the respective periods shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data, the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Prospectus. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto and the financial data included elsewhere in this Prospectus. The financial information contained herein has been restated to reflect the operations of Harris Williams as an unconsolidated subsidiary of the Company accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

OVERVIEW

     The following table summarizes selected financial information expressed as a percentage of total operating income and the change from year to year.

                                                  % OF TOTAL OPERATING INCOME        PERCENTAGE CHANGE
                                                 -----------------------------    -----------------------
                                                   YEARS ENDED DECEMBER 31,       1994     1995     1996
                                                 -----------------------------     VS.     VS.      VS.
                                                 1993    1994    1995    1996     1993     1994     1995
                                                 -----   -----   -----   -----    -----   ------   ------
Interest on investments........................   83.4%   89.1%   86.4%   88.2%   108.7%    83.3%    81.3%
Loan processing fees...........................   16.6    10.9    12.2    11.4     28.9%   110.9%    66.6%
Other income...................................     --      --     1.4     0.4       --       --    (46.6)%
                                                 -----   -----   -----   -----
    Total Operating Income.....................  100.0%  100.0%  100.0%  100.0%    95.5%    89.1%    77.7%
Interest expense...............................   33.9    37.9    30.7    30.1    118.9%    52.7%    74.8%
Salaries, benefits, and other operating
  expenses.....................................   20.7    14.5    16.0    17.8     36.6%   108.7%    98.0%
State income tax on interest...................    5.5     5.6     0.7      --     97.8%   (76.1%) (100.0)%
Amortization expense...........................    1.3     1.4     1.3     2.0    118.5%    76.3%   161.1%
                                                 -----   -----   -----   -----
    Total Operating Expenses...................   61.4    59.4    48.7    49.9     89.2%    54.9%    82.3%
Equity in pre-tax income of unconsolidated
  subsidiary...................................    4.9     6.7     5.2    11.8    167.1%    46.8%   302.0%
                                                 -----   -----   -----   -----
    Net Operating Income.......................   43.5%   47.3%   56.5%   61.9%   112.5%   125.9%    94.5%
                                                 =====   =====   =====   =====

     The following table summarizes the Company's operating results by quarter for 1995 and 1996.

                                     MARCH     JUNE    SEPT.     DEC.    MARCH     JUNE    SEPT.     DEC.
                                      1995     1995     1995     1995     1996     1996     1996     1996
                                     ------   ------   ------   ------   ------   ------   ------   ------
Interest on investments............  $2,424   $3,231   $3,375   $4,422   $4,862   $5,586   $6,389   $7,558
Loan processing fees...............     541      313      706      340      921      652      797      796
Other income.......................      --       --       --      223       --       62       28       29
                                     ------   ------   ------   ------   ------   ------   ------   ------
    Total Operating Income.........   2,965    3,544    4,081    4,985    5,783    6,300    7,214    8,383
Interest expense...................     999    1,170    1,192    1,410    1,790    2,051    2,138    2,362
Salaries, benefits, and other
  operating expenses...............     673      436      620      765    1,216    1,172    1,270    1,279
State income tax on interest.......      52       11       --       47
Amortization expense...............      30       38       45       95      188       89      101      165
                                     ------   ------   ------   ------   ------   ------   ------   ------
    Total Operating Expenses.......   1,754    1,655    1,857    2,317    3,194    3,312    3,509    3,806
Equity in pre-tax income of
  unconsolidated subsidiary........     194        8      408      202      795      627    1,151      691
                                     ------   ------   ------   ------   ------   ------   ------   ------
    Net Operating Income...........  $1,405   $1,897   $2,632   $2,870   $3,384   $3,615   $4,856   $5,268
                                     ======   ======   ======   ======   ======   ======   ======   ======

     The Company's principal investment objectives are to achieve a high level of income from the collection of interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. The Company and its wholly-owned subsidiary, SII make loans that are typically in the form of secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company and SII also typically collect an up-front processing fee on each loan they originate. Harris Williams, another wholly-owned subsidiary of the Company, typically obtains a monthly retainer fee in each transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

     The Company's financial performance in the Statements of Operations is composed of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pretax income, and its total operating expenses, including interest expense. The second element is "realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments" and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes owed on retained capital gains and taxes on the pretax income of Harris Williams.

     Fiscal Years Ended December 31, 1996, 1995 and 1994

     Net Operating Income. During the fiscal year ended December 31, 1996, the Company earned interest on investments of $24.4 million, an 80.7% increase over the $13.5 million earned in 1995, which in turn was an 84.9% increase over the $7.3 million earned in 1994. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During fiscal 1996, the Company collected $3.2 million in processing fees, a 68.4% increase over the $1.9 million collected in 1995, which in turn was a 110.9% increase over the $901,000 collected in 1994. These increases in interest income and processing fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $221.5 million at December 31, 1996, an increase of 52.9% over the $144.9 million at December 31, 1995, which in turn was an increase of 100.4% from $72.3 million at December 31, 1994. The $132.0 million of loans originated during fiscal 1996 was a 30.0% increase over the $101.5 million of loans originated during fiscal 1995, which in turn was a 148.8% increase over the $40.8 million of loans originated in 1994. In addition, the weighted average interest rate charged on the loan portfolio at December 31, 1996 was 13.2%, as compared to 12.8% and 12.3% at December 31, 1995 and 1994, respectively. The Company also earned income from miscellaneous sources in an amount equal to $119,000 in 1996 and $223,000 in 1995, primarily from interest received on loans to employees made in connection with purchases of common stock of the Company.

     The Company's interest expense increased to $8.3 million in 1996, a 72.9% increase over the $4.8 million in 1995, which in turn was a 54.8% increase over the $3.1 million paid in 1994. The increase in interest expense from 1994 to 1996 was primarily attributable to increased borrowings from the SBA and, in 1995 and 1996, under the revolving credit facilities. The Company's total borrowings were $120.9 million on December 31, 1996, $86.5 million on December 31, 1995 and $57.4 million on December 31, 1994.

     Overhead, amortization of borrowing costs and state taxes totaled $5.5 million in fiscal 1996, a 96.4% increase over the $2.8 million of such expenses in fiscal 1995, which in turn was a 55.6% increase over the $1.8 million of such expenses in 1994. These increases can be largely attributed to the increase in the number of employees from five in January 1994 to 24 in December 1996 and the Company's relocation to larger office space in 1995. In addition, in 1996, the Company changed its practice of expensing bonuses when paid in the first quarter of each year to accruing for bonuses currently. As a result, this bonus accrual increased operating expenses by approximately $1.0 million in 1996, representing 35.7% of the 96.4% increase in expenses from

1995 to 1996. Although the dollar amount of these expenses increased over the three-year period, overhead expenses as a percentage of ending assets increased slightly to 1.7% in fiscal 1996 from 1.4% and 1.3% for fiscal 1995 and 1994, respectively.

     During 1996, Harris Williams had revenues of $6.7 million, a 157.7% increase over the $2.6 million in fiscal 1995, which in turn was a 52.9% increase over the $1.7 million in revenues in 1994. During 1996, Harris Williams had pretax income of $3.3 million, a 306.4% increase over the $812,000 in pretax income in 1995, which in turn was a 46.8% increase over the $553,000 in pretax income in 1994. These increases were due to an increase in the number of transactions in which Harris Williams provided advisory services. Harris Williams provided advisory services on thirteen transactions that closed during 1996, a 44.4% increase over the nine transactions closed in 1995, which in turn was a 50.0% increase over the six transactions that closed during 1994. Income taxes of $207,000 were accrued on Harris Williams' pretax income in 1996. No taxes were accrued on Harris Williams' pretax income in 1995 and 1994, as Harris Williams was a partnership at that time.

     Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $9.5 million during the year ended December 31, 1996, largely resulting from gains of $12.3 million on equity positions in American Remedial Technologies, Inc., Premiere Technologies, Inc., Hoveround Corporation, Education Medical, Inc., Orchid Manufacturing Group, Inc., and Consumer Credit Associates Inc. offset by losses of $2.8 million on loans to Medical Associates of America, Inc. and Cougar Power Products, Inc., on an equity position in Eastern Food Group L.L.C., and on the collateral securing a loan to Alpha West Partners I, L.P. The Company's net realized gain on investments was $1.8 million during 1995, primarily resulting from gains of $3.9 million on the sale of equity positions in American Retirement Corporation, BiTec Southeast, Inc., Central Tennessee Broadcasting, Inc., Patton Management Corporation, PMT Services, Inc., Termnet Merchant Services, Inc., Truckload Management, Inc., One Stop Acquisitions, Inc. and Republic Auto Parts, Inc., which were largely offset by a $515,000 loss on Medical Associates of America, Inc. equity positions and a $1.5 million loss on a loan to Quality Care Networks, Inc. The realized loss on investments for 1994 was $538,000, primarily resulting from $1.6 million of losses, including loans to ETC Peripherals, Inc., Stewart Foods, Inc. and TCOM Systems, Inc., offset partially by approximately $1.1 million in gains on the sale of equity positions in PMT Services, Inc. and Softkey International, Inc. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

     Change in Unrealized Appreciation (Depreciation) of Investments. For the years ended December 31, 1996, 1995 and 1994, the Company recorded net increases in unrealized appreciation of investments of $2.6 million, $4.7 million and $3.4 million, respectively. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets.

     Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code. If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must in general derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; derive less than 30% of its gross income from the sale or disposition of securities held for less than three months; meet investment diversification requirements defined by the Code; and distribute to shareholders 90% of its net income (other than long-term capital gains). The Company presently intends to meet the RIC qualifications in 1997. However, no assurance can be given that the Company will continue to elect or qualify for such treatment after 1997.

     During 1996, the Company paid dividends of $11.6 million compared to the $5.2 million paid in 1995. Of these dividends, $11.2 million and $4.0 million were derived from net operating income for 1996 and 1995, respectively, and $406,000 and $1.2 million were derived from realized capital gains for 1996 and 1995, respectively. The Company also elected to designate $10.6 million and $2.1 million of the undistributed realized capital gains as a "deemed" distribution to shareholders of record as of the end of 1996 and 1995, respectively. Accordingly, $6.9 million and $1.4 million, for 1996 and 1995 respectively, net of taxes of $3.7 million and $737,000, respectively, of this "deemed" distribution has been retained and reclassified from undistributed net realized earnings to Common Stock.

     For the years ended December 31, 1996, 1995 and 1994, the Statements of Operations include a provision for state income taxes on interest totaling $0, $109,000 and $457,000, respectively. For the years ended December 31, 1996 and 1995, the Company also provided for federal income tax at a 35% rate and excise tax at a 4% rate on taxable net investment income and realized gains not distributed to shareholders. These tax provisions totalled $4.3 million and $1.0 million for the years ended December 31, 1996 and 1995, respectively. The provision for income taxes includes the $3.9 million and $737,000 of tax related to the retained "deemed" distribution discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $4.6 million in cash and cash equivalents ($950,000 of which was pledged to secure the Company's obligations under certain swap agreements). At December 31, 1996, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $12.7 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

     Traditionally, the Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated an initial public offering of 2,645,000 shares of Common Stock resulting in net proceeds of $26.5 million. In August 1995, the Company consummated a second public offering of 1,500,000 shares of Common Stock generating net proceeds to the Company of approximately $21.2 million. In June 1996, the Company consummated a third public offering of 2,300,000 shares of Common Stock generating net proceeds of $59.2 million. The Company used the proceeds of these offerings to originate new loans.

     At December 31, 1996, total SBA borrowings were $90.0 million, the maximum amount of SBA loans available to an SBIC. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 7.02% as of December 31, 1996, and none of these borrowings mature prior to 2002.

     As of December 31, 1996, SII had $28.9 million outstanding under its $50.0 million revolving credit facility with First Union National Bank and a syndicate of other banks (the "Revolving Credit Facility"), which is secured by all of SII's assets and by a pledge by the Company to the lenders under the Revolving Credit Facility of SII's stock and which is also guaranteed by the Company. The interest rate on these borrowings was 8.14% at December 31, 1996. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David
M. Resha ceases to be employed by the Company.

     To support the Company's future loan origination activities outside of SII, the Company has also established a $100.0 million five-year revolving credit facility (the "ING Credit Facility") with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (collectively "ING"). Sirrom Funding Corporation ("SFC"), a wholly-owned special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC will purchase loans originated by the Company and the related warrants and use these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 15, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which loans will serve as initial collateral for the ING Credit Facility. At January 15, 1997, $2.0 million was outstanding under the ING Credit Facility. The interest rate of the ING Credit Facility at January 15, 1997 was 7.72%. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility, the Company has entered into various hedging arrangements. The ING Credit Facility matures on December 31, 2001. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding thereunder and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl W. Stratton are no longer employed by the Company.

     The Company believes that the $110.0 million raised in the February 1997 public offering, anticipated borrowings under the Revolving Credit Facility and the ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the first half of 1998. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Sirrom Capital Corporation and
Subsidiaries:

     We have audited the accompanying consolidated balance sheets of SIRROM CAPITAL CORPORATION AND SUBSIDIARIES (see Note 1) as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in Partners' capital and shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996 and financial highlights for the periods indicated thereon. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirrom Capital Corporation and Subsidiaries at December 31, 1995 and 1996 and the results of their operations, the changes in Partners' capital and shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1996 and financial highlights for the periods indicated thereon, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements include investments valued at $170,211,000 (96% of total assets) and $262,606,000 (91% of total assets) as of December 31, 1995 and 1996, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


                                          ARTHUR ANDERSEN LLP

Nashville, Tennessee
January 30, 1997

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1995           1996
                                                              ------------   ------------
                                         ASSETS
Investments, at fair value:
  Loans.....................................................  $144,854,517   $221,487,385
  Equity interests..........................................    15,912,467     34,965,801
  Warrants..................................................    11,513,183     15,893,828
  Other.....................................................            --      2,990,282
                                                              ------------   ------------
          Total investments (cost of $162,466,881 and
             $262,943,963, respectively)....................   172,280,167    275,337,296
Investment in unconsolidated subsidiary.....................       840,092        911,487
Cash and cash equivalents...................................       195,069      4,611,532
Interest receivable.........................................     2,119,567      2,870,138
Debt financing costs (less accumulated amortization of
  $383,279 and $920,289, respectively)......................     2,020,030      3,690,362
Furniture and equipment (less accumulated depreciation of
  $18,565 and $73,711, respectively)........................       203,860        275,454
Other assets................................................       211,165        316,797
                                                              ------------   ------------
          Total assets......................................  $177,869,950   $288,013,066
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Debentures payable to Small Business Administration.......  $ 73,260,000   $ 90,000,000
  Revolving credit facilities...............................    13,200,000     30,858,213
  Interest payable..........................................       936,818      1,348,252
  Accrued taxes payable.....................................     1,073,525      4,333,144
  Accounts payable, accrued expenses, and other
     liabilities............................................       213,901      2,852,942
                                                              ------------   ------------
          Total liabilities.................................    88,684,244    129,392,551
                                                              ------------   ------------
Commitments and contingencies
Shareholders' equity (Note 1):
  Common stock -- No par value, 50,000,000 shares
     authorized, 10,093,567, and 12,343,567 issued and
     outstanding, respectively..............................    74,479,967    140,061,092
  Notes receivable from employees...........................    (1,980,000)    (1,539,858)
  Undistributed net realized earnings.......................     6,872,453      7,705,948
  Unrealized appreciation of investments....................     9,813,286     12,393,333
                                                              ------------   ------------
          Total shareholders' equity........................    89,185,706    158,620,515
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $177,869,950   $288,013,066
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1994         1995          1996
                                                           ----------   -----------   -----------
OPERATING INCOME:
  Interest on investments................................  $7,336,816   $13,451,742   $24,395,072
  Loan processing fees...................................     901,340     1,899,692     3,166,117
  Other income...........................................          --       223,456       119,115
                                                           ----------   -----------   -----------
          Total operating income.........................   8,238,156    15,574,890    27,680,304
                                                           ----------   -----------   -----------
OPERATING EXPENSES:
  Interest expense.......................................   3,123,461     4,771,131     8,341,777
  Salaries and benefits..................................          --     1,081,478     2,994,500
  Management fees........................................   1,072,833            --            --
  Other operating expenses...............................     122,339     1,412,358     1,942,456
  State income tax on interest...........................     457,035       109,035            --
  Amortization expense...................................     117,992       207,792       543,011
                                                           ----------   -----------   -----------
          Total operating expenses.......................   4,893,660     7,581,794    13,821,744
                                                           ----------   -----------   -----------
               Subtotal..................................   3,344,496     7,993,096    13,858,560
Pretax income of unconsolidated subsidiary...............     552,867       811,610     3,264,051
                                                           ----------   -----------   -----------
          Net operating income...........................   3,897,363     8,804,706    17,122,611
Realized gain (loss) on investments......................    (538,025)    1,759,513     9,462,991
Change in unrealized appreciation of investments.........   3,356,316     4,693,544     2,580,047
Provision for income taxes...............................          --    (1,020,321)   (4,270,054)
                                                           ----------   -----------   -----------
Net increase in partners' capital and shareholders'
  equity resulting from operations.......................  $6,715,654   $14,237,442   $24,895,595
                                                           ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND
                              SHAREHOLDERS' EQUITY

                                                                                                                    UNREALIZED
                                                          COMMON STOCK                             UNDISTRIBUTED   APPRECIATION
                                    PARTNERS'       -------------------------   NOTES RECEIVABLE   NET REALIZED         OF
                                     CAPITAL          SHARES        AMOUNT       FROM EMPLOYEES      EARNINGS      INVESTMENTS
                                 ----------------   ----------   ------------   ----------------   -------------   ------------
SIRROM CAPITAL, L.P.:
BALANCE, DECEMBER 31, 1993.....    $ 15,349,434             --   $         --     $        --      $  1,673,802    $ 1,763,426
  Capital contributions........       8,662,178             --             --              --                --             --
  Purchase of ownership in
    partnership................       1,980,000             --             --      (1,980,000)               --             --
  Capital distributions........        (593,093)            --             --              --                --             --
  Distribution of Harris
    Williams earnings..........              --             --             --              --          (354,087)            --
  Net increase in partners'
    capital resulting from
    operations.................              --             --             --              --         3,359,338      3,356,316
                                   ------------     ----------   ------------     -----------      ------------    -----------
BALANCE, DECEMBER 31, 1994.....      25,398,519             --             --      (1,980,000)        4,679,053      5,119,742
SIRROM CAPITAL CORPORATION:
  Effect of reorganization
    (Note 1)...................     (25,398,519)     5,948,567     25,398,519              --                --             --
  Issuance of common stock.....              --      4,145,000     47,712,029              --                --             --
  Net increase in shareholders'
    equity resulting from
    operations.................              --             --             --              --         9,543,898      4,693,544
  Payment of dividends.........              --             --             --              --        (3,974,079)            --
  Distribution of capital
    gains......................              --             --             --              --        (1,201,000)            --
  Distribution of Harris
    Williams earnings..........              --             --             --              --          (806,000)            --
  Designation of undistributed
    capital gains, net of tax
    (Note 11)..................              --             --      1,369,419              --        (1,369,419)            --
                                   ------------     ----------   ------------     -----------      ------------    -----------
BALANCE, DECEMBER 31, 1995.....              --     10,093,567     74,479,967      (1,980,000)        6,872,453      9,813,286
  Issuance of common stock.....              --      2,300,000     59,223,301              --                --             --
  Stock options exercised......              --         15,000        224,375              --                --             --
  Employee shares
    repurchased................              --        (65,000)      (809,645)             --                --             --
  Payment on notes
    receivable.................              --             --             --         440,142                --             --
  Net increase in shareholders'
    equity resulting from
    operations.................              --             --             --              --        22,315,548      2,580,047
  Payment of dividends.........              --             --             --              --       (10,976,390)
  Distribution of capital
    gains......................              --             --             --              --          (577,200)            --
  Distribution of Harris
    Williams earnings..........              --             --             --              --        (2,985,369)            --
  Designation of undistributed
    capital gains, net of tax
    (Note 11)..................              --             --      6,943,094              --        (6,943,094)            --
                                   ------------     ----------   ------------     -----------      ------------    -----------
BALANCE, DECEMBER 31, 1996.....    $         --     12,343,567   $140,061,092     $(1,539,858)     $  7,705,948    $12,393,333
                                   ============     ==========   ============     ===========      ============    ===========


                                    TOTAL
                                 ------------
SIRROM CAPITAL, L.P.:
BALANCE, DECEMBER 31, 1993.....  $ 18,786,662
  Capital contributions........     8,662,178
  Purchase of ownership in
    partnership................            --
  Capital distributions........      (593,093)
  Distribution of Harris
    Williams earnings..........      (354,087)
  Net increase in partners'
    capital resulting from
    operations.................     6,715,654
                                 ------------
BALANCE, DECEMBER 31, 1994.....    33,217,314
SIRROM CAPITAL CORPORATION:
  Effect of reorganization
    (Note 1)...................            --
  Issuance of common stock.....    47,712,029
  Net increase in shareholders'
    equity resulting from
    operations.................    14,237,442
  Payment of dividends.........    (3,974,079)
  Distribution of capital
    gains......................    (1,201,000)
  Distribution of Harris
    Williams earnings..........      (806,000)
  Designation of undistributed
    capital gains, net of tax
    (Note 11)..................            --
                                 ------------
BALANCE, DECEMBER 31, 1995.....    89,185,706
  Issuance of common stock.....    59,223,301
  Stock options exercised......       224,375
  Employee shares
    repurchased................      (809,645)
  Payment on notes
    receivable.................       440,142
  Net increase in shareholders'
    equity resulting from
    operations.................    24,895,595
  Payment of dividends.........   (10,976,390)
  Distribution of capital
    gains......................      (577,200)
  Distribution of Harris
    Williams earnings..........    (2,985,369)
  Designation of undistributed
    capital gains, net of tax
    (Note 11)..................            --
                                 ------------
BALANCE, DECEMBER 31, 1996.....  $158,620,515
                                 ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                1994           1995           1996
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net increase in partners' capital and shareholders'
    equity resulting from operations......................  $  6,715,654   $ 14,237,442   $ 24,895,595
  Adjustments to reconcile net increase to net cash
    provided by operating activities:
    Net unrealized appreciation of investments............    (3,356,316)    (4,693,544)    (2,580,047)
    Realized loss (gain) on investments...................       538,025     (1,759,513)    (9,462,991)
    Income of unconsolidated subsidiary...................      (552,867)      (811,610)    (3,056,941)
    Amortization of debenture costs.......................       117,992        207,792        537,010
    Increase in interest receivable.......................      (508,321)      (816,905)      (750,571)
    Increase in accounts payable and accrued expenses.....        28,376        185,525      2,639,041
    Amortization of organization costs....................         6,000          6,000          6,000
    Depreciation of fixed assets..........................            --         18,565         55,146
    Decrease in prepaid interest..........................       (12,350)            --             --
    Increase in accrued taxes payable.....................       282,279        585,731      3,259,619
    Increase in interest payable..........................       261,158        255,810        411,434
                                                            ------------   ------------   ------------
         Net cash provided by operating activities........     3,519,630      7,415,293     15,953,295
                                                            ------------   ------------   ------------
INVESTING ACTIVITIES:
  Proceeds from sale of investments.......................     9,769,378     27,303,888     44,772,899
  Investments originated or acquired......................   (44,162,021)  (105,669,054)  (135,792,814)
  Purchase of fixed assets................................            --       (222,425)      (126,740)
  (Increase) decrease in restricted investments...........    (1,000,000)     1,000,000             --
  Increase in other assets................................            --       (199,165)      (105,632)
                                                            ------------   ------------   ------------
         Net cash used in investing activities............   (35,392,643)   (77,786,756)   (91,252,287)
                                                            ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from debentures payable to Small Business
    Administration........................................    17,000,000     22,260,000     16,740,000
  Proceeds from revolving credit facilities...............    42,978,109     62,638,595     92,067,979
  Repayment of line of credit borrowings..................   (36,588,858)   (55,827,846)   (74,409,766)
  Increase in debenture costs.............................      (580,995)    (1,178,414)    (2,207,341)
  Proceeds from capital contributions.....................     8,162,178             --             --
  Distribution of capital.................................      (593,093)            --             --
  Issuance of common stock................................            --     47,712,029     59,223,301
  Stock options exercised.................................            --             --        224,375
  Payment of dividends....................................            --     (3,974,079)   (10,976,390)
  Distribution of capital gains...........................            --     (1,201,000)      (577,200)
  Employee shares repurchased.............................            --             --       (809,645)
  Payment on notes receivable from employees..............            --             --        440,142
                                                            ------------   ------------   ------------
         Net cash provided by financing activities........    30,377,341     70,429,285     79,715,455
                                                            ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........    (1,495,672)        57,822      4,416,463
CASH AND CASH EQUIVALENTS, beginning of year..............     1,632,919        137,247        195,069
                                                            ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year....................  $    137,247   $    195,069   $  4,611,532
                                                            ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid...........................................  $  2,707,488   $  4,525,701   $  7,961,534
                                                            ============   ============   ============
  Taxes paid..............................................  $    174,756   $    493,465   $    976,894
                                                            ============   ============   ============
  Loans transferred to other investments..................  $         --   $         --   $  5,218,436
                                                            ============   ============   ============
  Loans transferred to equity interests...................  $  2,150,000   $  3,751,547   $  8,898,147
                                                            ============   ============   ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                              FINANCIAL HIGHLIGHTS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
PER SHARE DATA(1)                                              1995(2)        1996
-----------------                                             ---------    ----------
Net asset value, beginning of year..........................  $    6.41(3) $     9.61
                                                              ---------    ----------
Net operating income........................................        .87          1.52
Net realized and unrealized gains or losses on
  investments...............................................       3.19(4)       3.71(6)
                                                              ---------    ----------
Total from investment operations............................       4.06          5.23
                                                              ---------    ----------
Less: Dividends on net investment income....................        .49          1.02
      Distributions on realized capital gains...............        .37(5)        .97(5)
                                                              ---------    ----------
          Total Distributions...............................        .86          1.99
                                                              ---------    ----------
Net asset value, end of period..............................  $    9.61    $    12.85
                                                              =========    ==========
Per share market value, end of period.......................  $  18.875    $    36.75
                                                              =========    ==========
Shares outstanding, end of period...........................  9,195,116    12,343,567
                                                              =========    ==========

                                                                      DECEMBER 31,
                                                         --------------------------------------
               RATIOS/SUPPLEMENTAL DATA                   1993      1994      1995       1996
               ------------------------                  -------   -------   -------   --------
Net assets, end of period (in thousands)...............  $18,651   $33,217   $89,186   $158,621
Ratio of operating expenses to average net assets(7)...     15.5%     19.2%     12.6%      11.2%
Ratio of net operating income to average net assets....     10.9%     15.0%     14.4%      13.8%

---------------

(1) Prior to 1995, the Company operated as a partnership, therefore no per share information is available.
(2) 1995 data does not reflect the effect of issuing 898,454 shares for the acquisition of Harris Williams in August 1996.
(3) Net asset value at beginning of the period is calculated based on partners' capital totaling $33,917,734 at December 31, 1994 and 5,050,116 shares of common stock issued at conversion of the Partnership to the Company at February 1, 1995.
(4) Per share net realized and unrealized gains or losses includes the effect of stock issuances at per share prices in excess of the Company's per share net asset value.
(5) The per share amount includes distributions paid and realized capital gains designated as distributed but retained by the Company. See Note 11.
(6) Amount includes the effect of stock issued at per share prices in excess of the Company's per share net asset value and the effect of issuing 898,454 shares for the acquisition of Harris Williams.
(7) Includes interest expense.

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Sirrom Capital Corporation (the "Company"), a Tennessee Corporation, was formed in November 1994 and Sirrom Capital, L.P. (the "Partnership") became a partnership under the laws of the State of Tennessee in November 1991. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies. The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its net assets through equity interests primarily in small, privately owned companies. The Company targets small businesses that the Company believes meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co., ("Harris Williams").

     The Company is a non-diversified, closed-end investment company, which has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Prior to August 1996, the Company was also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958 (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. In August 1996, the Company transferred its SBIC operations, including its SBIC license, and the majority of its assets and liabilities, to its wholly-owned subsidiary, Sirrom Investments Inc. ("SII"), a Tennessee Corporation. Under applicable SBA regulations, SII is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act, as amended. Additionally, beginning in February 1995, the Company elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, and in August 1996 SII elected the same tax treatment.

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

     In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. for 898,454 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams is accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1995 and 1996 and the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996 have been restated accordingly to reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

     In December 1996, the Company formed two wholly-owned subsidiaries, Sirrom Funding Corporation ("SFC") and SCCGS, Inc. SFC had no operations for the year ended December 31, 1996. SCCGS, Inc.'s operations were limited to the workout activities of one investment.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, SII, SFC and SCCGS, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

  Valuation of Investments

     Portfolio investments are stated at fair value as determined by the Board of Directors.

     Under the Company's valuation policy, the fair values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loan to maturity and realizing the face value of the loan. Fair value normally corresponds to cost unless the borrower's condition or external factors lead to a determination of fair value at a higher or a lower amount.

     Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The Board of Directors also considers recent offers to purchase a portfolio company's securities when valuing warrants.

     The Company's investments in stocks of public companies that it is not permitted to sell in the public market as a result of securities laws restrictions, lock-up agreements and other similar restrictions are typically valued at 70% of market value at the balance sheet date. All other publicly traded stocks are typically valued at 90% of market value at the balance sheet date.

     At December 31, 1995 and 1996, the investment portfolio included investments totaling $170,211,000 and $262,606,000, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

  Realized and Unrealized Gain or Loss on Investments

     Realized gains are recorded upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized losses are recorded upon the final disposition of the cost basis of investments according to federal income tax guidelines and are calculated in the same manner. All other changes in the valuation of portfolio investments, as determined by the directors, are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

  Description of Loans Terms

     The loans to small business concerns included in investments bear interest at rates ranging from 6.50% to 14.00%. Typically, interest is payable in monthly or quarterly installments over five years with the entire principal amount typically due at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens.

  Interest on Investments

     Interest income is recorded on the accrual basis. The accrual of income is typically suspended when the related loan becomes 60 days past due unless management anticipates that accrued amounts will be collected.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

  Loan Processing Fees

     The Company recognizes loan processing fees as income when the related loan closes.

  Cash and Cash Equivalents

     The Company defines cash and cash equivalents as cash on hand, cash in interest bearing and non-interest bearing operating bank accounts and highly liquid investments such as time deposits with an original maturity of three months or less. At December 31, 1996, cash of $950,000 is restricted as collateral for interest rate swap agreements.

  Debt Financing Costs

     SBA debenture costs are amortized over ten years which represents the term of the thirteen SBA debentures, as discussed in Note 5. Financing costs related to the revolving credit facilities are amortized over the term of the credit agreements.

  Income Taxes

     The financial statements for 1994 do not include a provision for federal income taxes because the partners were taxed based on their respective share of partnership earnings. During this year, the Company was subject to state income taxes on interest.

     Beginning in February 1995, the Company elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity which acts as a partial conduit of income to its shareholders.

     In order to maintain its RIC status, the Company must in general: a) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities b) derive less than 30% of its gross income from the sale or disposition of securities held for less than three months, c) meet investment diversification requirements defined by the Code and d) distribute to shareholders 90% of its net income (other than long-term capital gains).

     The Company currently intends to meet the RIC qualifications in future years. Therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments.

  Partners' Capital/Shareholders' Equity

     During 1994, net operating income, realized gains (losses) and unrealized gains (losses) were allocated one percent (1%) and ninety-nine percent (99%) to the General Partner and Limited Partners, respectively.

     During November 1994, six employees were granted ownership interests in the partnership at a purchase price equal to the approximate fair value of each ownership interest. In connection therewith, each employee executed a promissory note for the purchase price of such interest. The promissory notes bear interest at 7.25% per annum with interest payable annually. All notes mature on November 1, 2001. As discussed in Note 1, the interests in the partnership were subsequently exchanged for the Company's common stock. The stock must be resold to the Company if the employee is no longer employed by the Company for a period of not less than three years from the date of purchase. The notes receivable from employees were shown as a reduction in partners' capital and a reduction to common stock in the amount of $1,980,000 at December 31, 1995. During 1996, one employee terminated employment and SCC repurchased 65,000 shares for $809,645. These shares were reissued by the Company in a secondary offering in June 1996. The balance of the notes receivable from employees was reduced $440,142 to $1,539,858 at December 31, 1996 as a result of the employee termination.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

  Interest Rate Swap Agreements

     The Company uses interest rate swaps to hedge interest costs on its floating rate revolving credit facilities. Any amounts paid or received on interest rate swap agreements are recognized as an adjustment to interest expense. The fair value of the swap agreements are not recognized in the consolidated financial statements as they are accounted for as hedges.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3. INVESTMENTS

     Investments consist primarily of loans made and warrants obtained from borrowers under both the SBIC loan program and non-SBA lending programs. Investments are recorded at fair value as determined by the directors or by current market prices, if available, in accordance the Company's valuation policy (See Note 2). While the Company markets to borrowers throughout the United States, approximately 47% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States.

     The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $11,924,475 and $15,873,178 at December 31, 1995 and 1996,
respectively. The aggregate fair values of these loans as determined by the Company's directors totaled $9,824,475 and $8,683,178 at December 31, 1995 and 1996, respectively.

     Included in the investment portfolio at December 31, 1996 are other assets which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. The Company obtained these rights upon foreclosure of three loans. The aggregate cost of other assets at December 31, 1996 is $4,690,299 which represents the cost basis of the original loans plus capitalized workout expenses. The Company's directors have estimated the fair value of these assets to be $2,990,282.

4. DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of December 31, 1996, SII had thirteen debentures totaling $90,000,000 payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:

                            DATE                                AMOUNT
                            ----                              -----------
2002........................................................  $10,000,000
2003........................................................   24,000,000
2004........................................................   17,000,000
2005........................................................   22,260,000
2006........................................................   16,740,000
                                                              -----------
                                                              $90,000,000
                                                              ===========

     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the periods ended December 31, 1994, 1995 and 1996 totaled $2,857,398, $4,243,851 and $5,734,794 respectively.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     The SBA and the lenders of the $50.0 million revolving credit facility are equally secured by the assets of SII. The debentures are also guaranteed by the Company.

5. REVOLVING CREDIT FACILITIES

     Revolving credit facilities consist of the following at December 31, 1995 and 1996:

                                                               1995           1996
                                                            -----------    -----------
$50.0 million revolving credit facility...................  $13,200,000    $28,900,000
$15.0 million bridge facility.............................           --      1,958,213
                                                            -----------    -----------
          Total revolving credit facilities...............  $13,200,000    $30,858,213
                                                            ===========    ===========

     The $50.0 million revolving credit facility is payable by SII to a syndicate of lenders. The facility consists of a swingline totaling $5.0 million which bears interest at prime plus 0.5%, and the balance of the facility bears interest at either LIBOR plus 1.75% or prime plus 0.5% at SII's discretion. Borrowing under the facility is based on the principal amount of eligible loans and public securities in SII's portfolio. The revolving credit agreement imposes certain operating restrictions on the Company and SII such as requiring lender approval of certain mergers and acquisitions, changes in management, and payment of dividends in excess of those required to maintain RIC status. The agreement contains financial covenants that require SII to maintain a certain level of tangible net worth and meet ratios related to interest coverage, non-accrual/delinquent loans and loan losses. As of December 31, 1996, the Company and SII were in compliance with these covenants. The facility expires on December 27, 1998. The revolving credit lenders and the SBA are equally secured by all assets of SII and the revolving credit facility is guaranteed by the Company.

     As of December 31, 1996, the Company had entered into two interest rate swap agreements under the $50.0 million revolving credit facility. In one agreement, the Company swapped the variable rate on $30.0 million of borrowings to a fixed rate of 8.15% in incremental amounts of $3.0 million per month beginning in April 1996. This swap expires in April 1999. In the second agreement, the Company swapped the variable rate on $15.0 million in borrowings to a fixed rate of 8.05% in incremental amounts of $5.0 million per month beginning in December 1996. This swap expires in December 1998. Interest expense on the revolving credit facility and related interest rate swaps for the periods ended December 31, 1994, 1995 and 1996 was $266,063, $527,280, and $2,574,681.

     The $15.0 million bridge facility is payable to a financial institution by the Company and is secured by certain assets of the Company. The facility bears interest at prime plus 0.5%. Borrowing under the facility is based on the principal amount of eligible loans pledged as collateral to the lender. The facility expires on January 8, 1997. Interest expense on the bridge facility was $32,303 for the year ended December 31, 1996.

     At December 31, 1996 SFC entered into a $100.0 million revolving credit facility with a financial institution. This facility was used to retire the $15.0 million bridge facility subsequent to December 31, 1996. The facility is secured by all assets of SFC. SFC will purchase loans originated by the Company, and will fund substantially all such purchases with borrowings under the facility. The facility will be funded by commercial paper sold by the financial institution and will bear interest at the stated rate on the commercial paper sold plus 2.25%. Borrowings by SFC are based on the principal amount of eligible loans in SFC's portfolio. The facility agreement contains operational restrictions such as requiring lender approval of certain mergers and acquisitions and changes in management. The facility agreement also contains financial covenants related to tangible net worth, loan delinquency and loan defaults. The facility expires on December 31, 2001.

     As of December 31, 1996, the Company had entered into several interest rate swap agreements under the $100.0 million revolving credit facility. The Company exchanged the variable rate on $100.0 million in borrowings to the rates described below in incremental amounts of $8.3 million per month beginning in January 1997. During the period from January through June 1997, the Company has put in place a collar that

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES caps the Company's variable rate at 8.25% in exchange for a floor at 7.25%. During the period from July through December 1997, the Company has put in place a collar that caps the Company's variable rate at 8.25% in exchange for a floor at 7.50%. During the period from January 1998 through December 1999, the Company has swapped to a fixed rate of 8.25%. During the period from January 2000 through December 2001, the Company has put in place a collar that caps the Company's variable rate at 9.15% in exchange for a floor at 8.25%. These swaps expire in December 2001.

     At December 31, 1996, $950,000 of cash was restricted as collateral under these interest rate swap agreements. The amount of cash restricted as collateral may increase or decrease depending upon changes in prevailing interest rates.

6. INCOME TAXES

     For the years ended December 31, 1994 and 1995, the statements of operations include a provision for state income taxes on interest totaling $457,035 and $109,035, respectively. There is no provision for state income taxes on interest for the year ended December 31, 1996.

     For the years ended December 31, 1995 and 1996 the Company provided for federal income tax at a 35% rate and excise taxes at a 4% rate on taxable net investment income as defined by the Code and realized gains not distributed to shareholders. For the years ended 1995 and 1996 the provision for income taxes includes $737,380 and $3,940,609, respectively, of tax provided on the retained realized gains as discussed in Note 11.

7. MANAGEMENT FEES AND OPERATING EXPENSES

     During 1994, the Company agreed to pay an annual management fee to the General Partner of the partnership equal to the actual expenses incurred by the General Partner of the partnership not to exceed two percent of the gross value of the partnership's assets. The amount of the fee for the period ended December 31, 1994 totaled $1,072,833. In connection with the reorganization discussed in
Note 1, the agreement with the General Partner was terminated effective February 1, 1995 at which time the Company began incurring expense for salaries and benefits and direct operating expenses.

8. STOCK OPTION PLANS

     At December 31, 1996, the Company has two employee stock-based compensation plans and one director stock plan, as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net operating income and net increase in shareholder's equity resulting from operations for the years ended December 31, 1995 and 1996 would have been reduced to the pro-forma amounts indicated below:

                                                                  1995          1996
                                                               -----------   -----------
Net operating income............................  As reported  $ 8,805,000   $17,123,000
                                                  Pro-forma      8,450,000    15,553,000
Net increase in shareholder's equity from
  operations....................................  As reported   14,237,000    24,896,000
                                                  Pro-forma     13,882,000    23,326,000

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996, respectively; dividend yield of 5% and 3.5% for 1995 and 1996, respectively; expected volatility of 34%; risk-free interest rate range of 6% to 7.5%; and expected lives of 6 years for all options. Management also assumed an annual forfeiture rate on grants of 10% in its calculation of compensation expense included in the pro-forma amounts above.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

  Employee Stock Option Plan

     The Company's two employee stock option plans, the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan"), and the 1996 Employee Stock Incentive Plan (the "1996 Plan") provide for the granting of options for 500,000 and 390,000 shares, respectively, of common stock to selected employees at an exercise price not less than the fair market value of the common stock on the date of the grant. The terms of each award are determined by the Board of Directors. The options vest over a five year period from the date of grant and expire ten years from the date of grant.

     A summary of stock option activity related to the plans, including amounts subject to shareholder approval, is as follows:

                                                              PRICE RANGE
                                                               PER SHARE      SHARES
                                                             --------------  ---------
Outstanding, December 31, 1994.............................        --               --
     Granted...............................................    $11 -18.50      466,966
     Exercised.............................................        --               --
     Forfeited.............................................        --               --
                                                                             ---------
Outstanding, December 31, 1995.............................                    466,966
     Granted...............................................  $18.625-35.75     767,581
     Exercised.............................................  $13.50 -17.875     15,000
     Forfeited.............................................  $18.50 -26.33      25,000
                                                                             ---------
Outstanding, December 31, 1996.............................                  1,194,547
                                                                             =========

     Included in the 767,581 options granted in 1996 are 319,547 options that have been issued subject to the approval by the Company's shareholders of an amendment that authorizes an increase in the options issuable under the 1996 Plan.

  Directors Stock Option Plan

     During 1995, the Company adopted a 1995 Stock Option Plan for Non-Employee Directors which permits the issuance of options to purchase the Company's common stock to non-employee directors. The Plan reserves 114,000 shares of common stock for automatic grant. Directors elected prior to December 1, 1994 will receive options to purchase 18,000 shares and directors elected after December 1, 1994 will receive options to purchase 12,000 shares. Upon the initial election of a future non-employee director, an option to acquire 6,000 shares of common stock will be issued to the director. Under the terms of the Plan, the options' exercise price may not be less than the fair market value of a share of common stock on date of grant. No options were granted in 1995. In 1996, 84,000 options were granted which are outstanding at December 31, 1996.

9. PRIVATE PLACEMENT

     During November 1994, the Company completed a private placement that resulted in proceeds of approximately $3.6 million which are included in capital contributions in the consolidated statements of changes in partners capital. In connection with the conversion of partnership interests to common stock as discussed in Note 1, the Company exchanged 441,921 shares of common stock for the partnership interests of the private placement investors.

10. PUBLIC OFFERINGS

  Initial Public Offering

     In February 1995, the Company completed an initial public offering of 2,645,000 shares of common stock at a price of $11.00 per share. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $26,498,000.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

  Secondary Offerings

     In August 1995, the Company completed a public offering of 2,500,000 shares of common stock at a price of $15.25 per share of which 1,500,000 shares were sold by the Company. The net proceeds to the Company of the offering, after underwriting commissions and expenses, were approximately $21,214,000. In June 1996, the Company completed a third public offering of 2,300,000 shares of common stock at a price of $27.50 per share. The net proceeds were approximately $59,223,000.

11. DIVIDENDS AND DISTRIBUTIONS

     During 1995, the Company paid dividends of $5,175,079 of which $3,974,079 and $1,201,000 were derived from net operating income and realized capital gains, respectively. The Company also elected to designate $2,106,799 of the undistributed realized capital gains as a "deemed" distribution to shareholders on record as of the end of the year. Accordingly, $1,369,419, net of taxes of $737,380, of this designated distribution has been retained and reclassified from undistributed net realized earnings to common stock.

     During 1996, the Company paid dividends of $11,553,590, of which $10,976,390 and $577,200 were derived from net operating income and realized capital gains, respectively. The Company elected to designate $10,681,683 of the undistributed realized capital gains as a deemed distribution to shareholders on record as of the end of the year. Accordingly, $6,943,094, net of taxes of $3,738,589, of this designated distribution has been retained and reclassified from undistributed net realized earnings to common stock.

12. COMMITMENTS AND CONTINGENCIES

     The Company and Harris Williams lease offices under operating leases and incurred rent expense of $157,606 during 1996. Annual rental commitments for each of the next five years are as follows: 1997 -- $231,907; 1998 -- $149,000; 1999 -- $131,000; 2000 -- $131,000 and 2001 -- $121,000.

     The Company has employment contracts with certain employees of Harris Williams that provide for annual salary, bonuses based on performance and severance pay if terminated without cause. The agreements have a four year term, expiring in August 2000. The Company's remaining commitment for salaries, excluding bonuses, under these agreements is $828,000.

13. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheets for Harris Williams as of December 31, 1995 and 1996 and statements of income for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
ASSETS
Cash and cash equivalents...................................  $737,682    $732,408
Accounts receivable.........................................    61,023     111,352
Other assets, net...........................................    85,823     126,752
                                                              --------    --------
     Total Assets...........................................  $884,528    $970,512
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities.................................................  $ 44,436    $ 59,025
Shareholders' equity........................................   840,092     911,487
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $884,528    $970,512
                                                              ========    ========

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1994         1995         1996
                                                   ----------   ----------   ----------
REVENUES:
Fee income.......................................  $1,553,862   $2,257,496   $6,331,818
Expense reimbursements and other.................     138,998      398,889      415,199
                                                   ----------   ----------   ----------
                                                    1,692,860    2,656,385    6,747,017
                                                   ----------   ----------   ----------
EXPENSES:
Salaries and benefits............................     884,396    1,314,723    2,603,739
Operating expenses...............................     255,597      530,052      879,227
                                                   ----------   ----------   ----------
                                                    1,139,993    1,844,775    3,482,966
                                                   ----------   ----------   ----------
Operating income before taxes....................     552,867      811,610    3,264,051
Provision for income taxes.......................          --           --      207,110
                                                   ----------   ----------   ----------
Net income.......................................  $  552,867   $  811,610   $3,056,941
                                                   ==========   ==========   ==========

     Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and transaction closing fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

     Prior to the acquisition by the Company, Harris Williams operated as a Subchapter S corporation from inception to August 1994 and as a limited partnership subsequent to August 1994. Accordingly, no provision for income tax was recorded for the years ended December 31, 1994 and 1995. Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation and has provided for federal income taxes of $207,110 which is included in provision for income taxes in the accompanying consolidated statements of operations. Distributions of Harris Williams' earnings prior to the acquisition by the Company were $354,087, $806,000 and $2,985,369 in 1994, 1995 and 1996,
respectively.

14. SUBSEQUENT EVENTS

     On January 9, 1997, the Company filed a registration statement for the offering of 2,900,000 shares of its common stock, of which 2,680,513 shares will be sold by the Company.

     On January 10, 1997, the Company's directors declared a dividend of $.36 per share payable on February 19, 1997 to shareholders on record as of February 3, 1997.

     On January 17, 1997, the Company entered into an agreement with a Canadian financial institution to make loans with warrants on a joint basis to companies located in Canada.

     On January 21, 1997, the lenders under the $50.0 million revolving credit facility agreed to extend the maturity date of the facility to May 31, 2000.

     The Company finalized its calculation of retained capital gains on January 30, 1997 upon the filing of its 1996 capital gains tax return. This resulted in a reduction of $93,174 in the amount of deemed dividends distributed to shareholders to $10,558,509. This reduction will be reclassified from common stock to undistributed net realized earnings on subsequent financial statements. In addition, the amount of dividends derived from capital gains was reduced by $171,498 to $405,702.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                              1995
                                                              -------------------------------------
                                                               FIRST    SECOND     THIRD    FOURTH
                                                              QUARTER   QUARTER   QUARTER   QUARTER
                                                              -------   -------   -------   -------
Total operating income......................................  $3,159    $3,552    $4,489    $5,186
Pretax operating income.....................................   1,457     1,908     2,632     2,917
Net increase in partners' capital and shareholders' equity
  resulting from operations.................................   3,058     2,500     4,651     4,028
Per share:
  Pre-tax operating income..................................  $  .19    $  .22    $  .28    $  .28
  Net increase in partners' capital and shareholders' equity
     resulting from operations..............................     .40       .29       .49       .39
  Dividends(1)..............................................     .14       .26       .23       .26
Market price of common stock:(2)
  High......................................................  $12       $13 3/4   $18 3/4   $20
  Low.......................................................   10 3/4    10 3/4    13 1/4    16 3/4

                                                                              1996
                                                              -------------------------------------
                                                               FIRST    SECOND     THIRD    FOURTH
                                                              QUARTER   QUARTER   QUARTER   QUARTER
                                                              -------   -------   -------   -------
Total operating income......................................  $6,578    $6,927    $8,365    $9,074
Pretax operating income.....................................   3,384     3,615     4,856     5,268
Net increase in partners' capital and shareholders' equity
  resulting from operations.................................   9,246     6,001     3,844     5,805
Per share:
  Pre-tax operating income..................................  $  .32    $  .34    $  .38    $  .41
  Net increase in partners' capital and shareholders' equity
     resulting from operations..............................     .87       .57       .30       .45
  Dividends(1)..............................................     .24       .26       .32       .36
Market price of common stock:
  High......................................................  $23 3/4   $29 1/2   $30 1/4   $38 3/8
  Low.......................................................   18 5/8    23 1/4    23        30 1/4

---------------

(1) Represents dividends on income earned during the quarter that are declared and paid in the subsequent quarter.
(2) No public market for the stock existed prior to February 6, 1995.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON      COST OR
                                                  MATURITY   INTEREST   CONTRIBUTED
                     LOANS                          DATE       RATE        VALUE        FAIR VALUE
                     -----                        --------   --------   ------------   ------------
Affinity Fund, Inc..............................  06/29/98    12.50%    $  1,485,000   $  1,494,932
Affinity Fund, Inc..............................  03/10/00    14.00        1,000,000      1,000,000
Affinity Fund, Inc..............................  12/28/98    12.50          495,000        495,083
Alpha West Partners I, L.P......................  12/31/97    12.50          771,308        675,058
American Remedial Tech., Inc....................  03/26/00    13.50        1,485,000      1,487,500
American Remedial Tech., Inc....................  07/11/00    14.00          495,000        495,498
Amscot Holdings, Inc............................  05/26/00    14.00          800,000        800,000
Amscot Holdings, Inc............................  09/20/00    14.00          200,000        200,000
Ashe Industries, Inc............................  12/28/97    12.50          990,000        646,178
Ashe Industries, Inc............................  03/25/99    12.50          445,500        447,150
Ashe Industries, Inc............................  05/18/99    12.50          544,500        546,340
Ashe Industries, Inc............................  06/12/96    14.00          750,000        750,000
Ashe Industries, Inc............................  06/12/96    14.00          285,546        285,546
Associated Response Services, Inc...............  06/20/99    12.50        1,386,000      1,390,427
Associated Response Services, Inc...............  02/15/00    12.50          335,000        335,000
Associated Response Services, Inc...............  01/06/00    12.50          300,000        300,000
Assured Power, Inc..............................  10/01/00    13.50          700,000        700,000
B & N Company, Inc..............................  08/08/00    12.50        2,970,000      2,972,500
BankCard Services Corporation...................  01/21/98    13.00          297,000        298,800
BiTec Southeast, Inc............................  11/03/97    12.50          445,500        448,350
BiTec Southeast, Inc............................  11/30/98    12.50        1,188,000      1,193,000
BiTec Southeast, Inc............................  11/03/97    12.50          445,500        447,300
BiTec Southeast, Inc............................  08/01/99    13.50          521,321        521,321
C.J. Spirits, Inc...............................  05/01/97    13.50          750,171        455,546
Capital Network System, Inc.....................  11/30/98    12.50          990,000        994,342
Capital Network System, Inc.....................  01/18/99    12.50          990,000        994,008
Cardiac Control Systems, Inc....................  03/31/00    13.50        1,500,000      1,500,000
Carter Kaplan Holdings, L.L.C...................  06/22/00    14.00          594,000        594,300
CCS Technology Group, Inc.......................  05/01/97    13.00          990,000        997,288
CellCall, Inc...................................  11/04/97    12.75          990,000        996,345
CF Data Corp....................................  03/16/00    13.75        1,732,500      1,735,420
Champion Glove Mfg. Co., Inc....................  07/27/00    13.50        1,250,000      1,250,000
Clearidge, Inc..................................  09/29/99    13.00        2,000,000      2,000,000
Clearidge, Inc..................................  12/28/00    13.50          500,000        500,000
Colonial Investments, Inc.......................  10/16/00    13.75          800,000        800,000
Consumat Systems, Inc...........................  11/01/00    14.00          500,000        500,000
Consumer Credit Associates, Inc.................  12/06/00    13.50        2,000,000      2,000,000
Continental Diamond Cutting Co..................  10/28/99    13.00        1,500,000      1,500,000
Continental Diamond Cutting Co..................  12/28/99    13.00          200,000        200,000
Continental Diamond Cutting Co..................  05/31/96    14.00          300,000        300,000
Corporate Flight Mgmt., Inc.....................  12/04/97    12.50          346,500        348,645
Cougar Power Products, Inc......................  10/05/96    13.00          495,000        495,083
Cougar Power Products, Inc......................  10/05/96    13.00          495,000        497,003
Cougar Power Products, Inc......................  10/05/96    14.00          325,000        325,000
Dalcon International, Inc.......................  01/31/02    13.00          150,000        150,000
Dalcon International, Inc.......................  01/31/00    13.00          200,000        200,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON      COST OR
                                                  MATURITY   INTEREST   CONTRIBUTED
                     LOANS                          DATE       RATE        VALUE        FAIR VALUE
                     -----                        --------   --------   ------------   ------------
Dalt's, Inc.....................................  04/28/01    13.50%    $  2,000,000   $  2,000,000
DentureCare, Inc................................  07/29/99    11.50          990,000        993,006
DentureCare, Inc................................  11/03/00    14.00          111,150        111,150
DentureCare, Inc................................  08/31/00    14.00          800,000        800,000
Eastern Food Group LLC..........................  08/30/00     8.00          500,000        500,000
Eastern Food Group LLC..........................  12/20/00     8.00          200,000        200,000
Educational Medical, Inc........................  03/31/00    14.00        2,200,000      2,200,000
Electronic Merchant Services....................  02/27/00    13.50        1,237,500      1,239,788
Electronic Merchant Services....................  12/31/95    14.00          242,450        242,450
Emerald Pointe Waterpark L.P....................  04/29/99    12.50          594,000        596,000
Emerald Pointe Waterpark L.P....................  03/09/00    13.50          400,000        400,000
Encore Orthopedics, Inc.........................  07/31/00    13.50        2,620,985      2,658,887
Express Shipping Centers, Inc...................  09/25/00    13.25        1,697,619      1,734,426
Factory Card Outlet of America Ltd..............  11/15/00    12.50        3,670,917      3,682,317
Front Royal, Inc................................  10/01/99    13.00        1,550,000      1,550,000
Front Royal, Inc................................  12/27/99    13.00          675,000        675,000
Fycon Technologies, Inc.........................  05/16/00    10.00          350,000        350,000
Fycon Technologies, Inc.........................  08/30/00    14.00        1,000,000      1,000,000
Fycon Technologies, Inc.........................  12/17/00    14.00          100,000        100,000
Gates Communications, L.P.......................  12/31/98    12.50          990,000        994,175
Gitman and Company..............................  12/31/00    14.00        1,700,000      1,700,000
Global Finance and Leasing, Inc.................  01/03/00    13.00        1,500,000      1,500,000
Gold Medal Products, Inc........................  11/19/00    13.50        1,250,000      1,250,000
Golf Corporation of America, Inc................  09/16/99    11.00          300,000        300,000
Golf Corporation of America, Inc................  12/28/00    14.00          200,000        200,000
Golf Corporation of America, Inc................  12/29/00    10.00          455,589        455,589
Gulfstream International Airlines Inc...........  07/29/99    13.00        1,490,000      1,494,509
Gulfstream International Airlines Inc...........  09/25/00    14.00        1,000,000      1,000,000
Horizon Medical Products, Inc...................  09/22/00    13.75        1,500,000      1,500,000
Hoveround Corporation...........................  06/11/98    13.00          495,000        497,368
Hoveround Corporation...........................  11/08/99    13.50          250,000        250,000
Hoveround Corporation...........................  03/08/00    14.00          250,000        250,000
Hunt Incorporated...............................  03/31/00    14.00        3,300,000      3,300,000
In-Store Services, Inc..........................  04/19/00    14.00        1,188,000      1,189,800
Innotech, Inc...................................  03/22/99    13.00        1,980,000      1,987,326
Intermed Healthcare Systems, Inc................  06/29/99    12.00          742,500        744,875
Intermed Healthcare Systems, Inc................  02/10/00    14.00          375,000        375,000
International Manufacturing and Trade, Inc......  04/27/99    13.00          495,000        496,743
International Manufacturing and Trade, Inc......  12/01/99    13.00          400,000        400,000
International Manufacturing and Trade, Inc......  06/09/00    14.00          500,000        500,000
International Manufacturing and Trade, Inc......  07/25/00    14.00          250,000        250,000
International Manufacturing and Trade, Inc......  11/10/00    14.00          100,000        100,000
Johnston County Cable L.P.......................  08/31/00    14.00        1,990,000      1,990,668
Kentucky Kingdom, Inc...........................  04/04/99     8.50          250,000        250,000
Kentucky Kingdom, Inc...........................  01/05/98    12.50        1,980,000      1,991,989
Kentucky Kingdom, Inc...........................  09/26/99    10.50        1,200,000      1,200,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON      COST OR
                                                  MATURITY   INTEREST   CONTRIBUTED
                     LOANS                          DATE       RATE        VALUE        FAIR VALUE
                     -----                        --------   --------   ------------   ------------
Kentucky Kingdom, Inc...........................  03/01/00    14.00%    $    835,000   $    835,000
Kentucky Kingdom, Inc...........................  11/06/00    12.50        1,500,000      1,500,000
Kryptonics, Inc.................................  12/14/00    12.90        2,500,000      2,500,000
Lovett's Buffet, Inc............................  04/01/00    13.00        2,250,000      2,250,000
MBA Marketing Corporation.......................  02/04/99    12.50        1,782,000      1,788,900
Medical Associates of America, Inc..............  11/01/97    12.50        1,485,000        392,000
Money Transfer Systems, Inc.....................  07/24/00    14.00          247,500        247,752
Money Transfer Systems, Inc.....................  12/20/00    14.00          148,500        148,525
Moore Diversified Products, Inc.................  06/16/00    13.50          800,000        800,000
Moovies, Inc....................................  04/18/00    13.50        1,485,000      1,487,250
Multimedia Learning, Inc........................  05/08/00    14.00        1,500,000      1,500,000
Nationwide Engine Supply, Inc...................  01/12/99    12.00        2,475,000      2,485,008
Nelson Juvenile Products L.L.C..................  10/31/00    14.00        2,000,000      2,000,000
NRI Service and Supply L.P......................  02/13/00    14.00        2,475,000      2,479,587
OcuTec Corporation..............................  06/21/99    10.00        1,000,000      1,000,000
OcuTec Corporation..............................  06/21/00    10.00          350,000        350,000
OcuTec Corporation..............................  10/16/00    10.00          100,000        100,000
OcuTec Corporation..............................  12/04/01    10.00          351,500        351,500
Orchid Manufacturing Group, Inc.................  09/14/00    13.00        2,960,000      2,960,667
Orchid Manufacturing Group, Inc.................  12/28/00    13.50        1,000,000      1,000,000
Palco Telecom Service, Inc......................  11/22/99    12.00        1,800,000      1,800,000
Patton Management Corporation...................  05/26/00    13.50        1,900,000      1,900,000
Pharmaceutical Research Assoc., Inc.............  08/10/00    13.50        1,980,000      1,981,665
Pipeliner Systems, Inc..........................  09/30/98    13.00          980,000        989,324
Plymouth, Inc...................................  09/28/00    13.00        1,000,000      1,000,000
Precision Fixtures & Graphics, Inc..............  07/31/10     6.50        1,100,000        889,976
Precision Fixtures & Graphics, Inc..............  05/26/00     6.50          250,000        202,267
Precision Fixtures & Graphics, Inc..............  11/07/00     6.50          200,000        161,814
Precision Fixtures & Graphics, Inc..............  12/27/00     6.50          100,000         80,907
Precision Fixtures & Graphics, Inc..............  07/10/00     6.50          135,000        109,224
Precision Fixtures & Graphics, Inc..............  08/28/00     6.50          110,000         88,998
Precision Fixtures & Graphics, Inc..............  12/12/00     6.50          200,000        161,814
Precision Panel Products, Inc...................  01/11/00    12.75        1,485,000      1,488,000
Premiere Technologies, Inc......................  05/01/97    12.50          990,000        997,345
Premiere Technologies, Inc......................  12/23/98    12.00          990,000        994,175
Pritchard Paint & Glass Co......................  03/21/00    14.00          250,000        250,000
Quest Group International, Inc..................  11/15/00    13.25        1,125,000      1,129,166
Radio Systems Corporation.......................  12/27/99    13.00          905,725        926,148
SkillSearch Corporation.........................  02/05/98    13.00          496,000        498,545
Summit Publishing Group, Inc....................  03/17/99    12.00        1,485,000      1,490,500
Suncoast Medical Group, Inc.....................  09/14/99    13.50          485,000        489,498
Suncoast Medical Group, Inc.....................  06/07/00    14.00          495,000        495,083
TCOM Systems, Inc...............................  02/05/98    13.00          571,969        571,969
Tower Environmental, Inc........................  11/30/98    10.00        2,440,000      2,201,990

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                    LOAN      COUPON      COST OR
                                                  MATURITY   INTEREST   CONTRIBUTED
                     LOANS                          DATE       RATE        VALUE        FAIR VALUE
                     -----                        --------   --------   ------------   ------------
Tower Environmental, Inc........................  05/30/95    12.50%    $    150,000   $    150,000
Trade Am International, Inc.....................  09/30/00    12.75        4,000,000      4,000,000
Treasure Coast Pizza Co.........................  07/29/98    12.00          841,500        845,760
Truckload Management Services, Inc..............  03/14/98    13.00          150,000        150,000
Unique Electronics, Inc.........................  11/30/99    10.70          600,000        600,000
Universal Marketing Corporation.................  01/31/00    13.50          500,000        500,000
Valdawn, L.L.C..................................  04/13/00    13.50        2,399,974      2,400,000
Viking Moorings Acquisition, L.L.C..............  12/15/00    13.00        1,655,500      1,661,242
WWR Technology, Inc.............................  11/01/97    13.00          524,700        528,128
Zahren Alternative Power Corp...................  01/30/00    13.00          495,000        495,083
Zahren Alternative PowerCorp....................  11/27/99    13.00        1,980,000      1,985,678
                                                                        ------------   ------------
  Total Loans...................................                        $147,018,924   $144,854,517
                                                                        ============   ============

         The accompanying notes are an integral part of this schedule.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
                  ----------------                     -----------------   -----------   -----------
PUBLICLY TRADED INVESTMENTS
National Vision Associates, Ltd.
  Common Stock.......................................        208,698       $ 1,771,149   $   563,485
Concept Technologies Group, Inc. Common Stock --
  restricted.........................................         23,408             5,300        30,723
Moovies Inc.
  Common Stock.......................................        156,110            16,561     1,475,240
                                                                           -----------   -----------
          Subtotal...................................                        1,793,010     2,069,448
                                                                           -----------   -----------
EQUITY INVESTMENTS IN PRIVATE COMPANIES
National Recovery Technologies, Inc.
  Preferred Stock -- Series A........................         20,000                --            --
Premiere Technologies, Inc.
  Common Stock.......................................          8,000           100,400     1,280,000
Medical Associates of America, Inc.
  Preferred Stock -- Series A........................         66,667                --            --
Viking Moorings Acquisition, L.L.C.
  Membership interest in L.L.C.......................           6.50%          344,500       344,500
Nelson Juvenile Products, L.L.C.
  Membership interest in L.L.C.......................          30.00%               --            --
Skillsearch Corporation
  Common Stock.......................................          2,241           250,035       250,035
Potomac Group, Inc.
  Preferred Stock -- Series A........................        800,000         1,000,000     1,232,966
Potomac Group, Inc.
  Common Stock.......................................        240,000            60,000       370,504
Kentucky Kingdom, Inc.
  Common Stock.......................................         11,671           258,300     1,539,603
Golf Corporation of America, Inc.
  Common Stock.......................................        100,000           100,000       100,000
International Risk Control, Inc.
  Preferred Stock -- Series A........................        200,000            50,000        50,000
DentureCare, Inc.
  Preferred Stock -- Series D........................         49,342           300,000       300,000
Unique Electronics, Inc.
  Preferred Stock -- Series A........................      1,000,000         1,000,000     1,000,000
Pipeliner Systems, Inc.
  Preferred Stock -- Series D........................          5,000         1,000,000     1,000,000
Front Royal, Inc.
  Common Stock.......................................        110,000           275,000       275,000
Ocutec Acquisition Corporation
  Preferred Stock -- Series A........................      1,539,867         1,539,867     1,539,867
Fycon Technologies, Inc.
  Preferred Stock -- Series A........................        800,000           800,000       800,000
Carter Kaplan Holdings, L.L.C.
  Membership interest in LLC.........................          24.00%            6,100         6,100

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                           NUMBER OF         COST OR
                                                       SHARES/PERCENTAGE   CONTRIBUTED
                  EQUITY INTERESTS                         OWNERSHIP          VALUE      FAIR VALUE
                  ----------------                     -----------------   -----------   -----------
Virginia Gas Company
  Preferred Stock -- Series A........................          2,000       $ 2,000,000   $ 2,000,000
Johnston County Cable, L.P.
  Class A Interest in L.P............................          11.11%          100,000       100,000
Eastern Food Group, L.L.C.
  Class B Preferred Stock............................          7,500           754,444       754,444
Dalcon International, Inc.
  Series B Preferred Stock...........................        850,000           850,000       490,000
Zahren Alternative Power Corporation
  Common Stock.......................................            700           210,000       210,000
Zahren Alternative Power Corporation
  Preferred Stock....................................            200           200,000       200,000
                                                                           -----------   -----------
          Subtotal...................................                       11,198,646    13,843,019
                                                                           -----------   -----------
          Total Equity Interests.....................                      $12,991,656   $15,912,467
                                                                           ===========   ===========

         The accompanying notes are an integral part of this schedule.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                                           COST OR
                                              NUMBER OF     PERCENTAGE   CONTRIBUTED
                 WARRANTS                   SHARES/UNITS    OWNERSHIP       VALUE        FAIR VALUE
                 --------                   -------------   ----------   ------------   ------------
Affinity Fund, Inc........................          1,725       8.62%    $     20,000   $    600,000
Alpha West Partners I, L.P................        2 units      20.00            7,500             --
American Remedial Tech., Inc..............        244,168      17.05           20,000        230,000
Amscot Holdings, Inc......................          1,121      18.10               --             --
Ashe Industries, Inc......................            216      16.52           20,000             --
Associated Responses Services, Inc........            343      24.27           14,000        400,000
Assured Power, Inc........................            234      11.94               --             --
Auto Rental Systems, Inc..................        144,869       8.00               --        285,000
B & N Company, Inc........................             18       2.14           30,000         30,000
BankCard Services Corporation.............        138,000      24.00            3,000             --
BiTec Southeast, Inc......................            938      10.00           21,000        100,000
C.J. Spirits, Inc.........................        180,000      10.00            7,500             --
CF Data Corp..............................            257      20.45           17,500         17,500
Capital Network System, Inc...............        173,409       3.50           20,000             --
Cardiac Control Systems, Inc..............        100,000       3.51               --        153,127
CCS Technology Group, Inc.................         30,000       2.68           10,000         10,000
CellCall, Inc.............................         31,836       1.25           10,000        125,000
Champion Glove Mfg. Co., Inc..............        538,614       5.87               --             --
CLS Corporation...........................        126,997       4.22               --             --
Clearidge, Inc............................        367,026       7.91               --             --
Colonial Investments, Inc.................            194      18.00               --             --
Consumer Credit Associates, Inc...........          3,669      15.78               --             --
Continental Diamond Cutting Co............            112      10.00               --             --
Corporate Flight Mgmt., Inc...............         66,315      10.00            3,500        100,000
Cougar Power Products, Inc................            336      16.29           10,000             --
Dalcon International, Inc.................        250,000      20.00               --             --
Dalt's, Inc...............................            125      25.00               --             --
DentureCare, Inc..........................        396,724      11.30           10,000        375,000
Electronic Merchant Services..............            430      12.50           12,500         12,500
Eastern Food Group LLC....................         17,647      15.00               --             --
Educational Medical, Inc..................         85,000       8.00               --             --
Emerald Pointe Waterpark L.P..............       10 units      10.00            6,000        250,000
Encore Orthopedics, Inc...................        291,550       4.92          379,015        379,015
Express Shipping Centers, Inc.............         73,752       5.10          552,402        552,402
Factory Card Outlet of America Ltd........         23,658       2.50          329,083        329,083
Front Royal, Inc..........................        240,458       3.58               --        420,000
Fycon Technologies, Inc...................         58,677      15.00               --             --
Gates Communication, L.P..................      47% of LP      47.00           10,000         10,000
Gitman Bros...............................          1,518      20.50               --             --
Global Finance and Leasing, Inc...........          5,000      25.00               --             --
Gold Medal Products, Inc..................         90,000      30.00               --             --
Golf Corporation of America, Inc..........        390,000      11.48               --             --
Gulfstream International Airlines Inc.....            260      21.00           10,000             --
Horizon Medical Products, Inc.............          9,486       8.25               --             --
Hoveround Corporation.....................          1,963      27.00            5,000        325,000
Hunt Incorporated.........................            309      11.09               --        200,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1995

                                                                           COST OR
                                              NUMBER OF     PERCENTAGE   CONTRIBUTED
                 WARRANTS                   SHARES/UNITS    OWNERSHIP       VALUE        FAIR VALUE
                 --------                   -------------   ----------   ------------   ------------
Innotech, Inc.............................        521,220       4.00%    $     20,000   $    300,000
In-Store Service, Inc.....................            429      12.50           12,000         12,000
Intermed Healthcare Systems, Inc..........         11,884      10.50            7,500             --
International Manufacturing and Trade,
  Inc.....................................            482      29.94            5,000             --
Johnston County Cable, L.P................    27.5% of LP      27.50           10,000         10,000
Kryptonics, Inc...........................          1,255       9.00               --             --
Lovett's Buffet, Inc......................        204,219       5.00               --             --
MBA Marketing Corporation.................             26       4.00           18,000             --
Money Transfer Systems, Inc...............             45       4.31            4,000          4,000
Moore Diversified Products, Inc...........             12      10.68               --             --
Multimedia Learning, Inc..................            202       6.09               --             --
Nationwide Engine Supply, Inc.............        882,353      15.00           25,000         25,000
NRI Service and Supply, L.P...............    27.5% of LP      27.50           25,000         25,000
OcuTec Corp...............................        222,222       6.13               --             --
One Stop Acquisitions, Inc................            794      24.40               --        500,000
Orchid Manufacturing Group, Inc...........      1,719,047       4.50           40,000        540,000
Palco Telecom Services, Inc...............        157,895       5.00               --             --
Patton Management Corporation.............             12      10.00               --        300,000
Pharmaceutical Research Assoc., Inc.......        150,114       7.82           20,000         20,000
Pipeliner Systems, Inc....................      2,080,000      20.38           20,000         20,000
Plymouth, Inc.............................         92,647      15.00               --             --
Potomac Group, Inc........................        239,115       1.85          125,000        368,530
Precision Fixtures & Graphics, Inc........            132       5.00               --             --
Precision Panel Products, Inc.............            122       8.25           15,000         15,000
Premiere Technologies, Inc................         23,863       2.08           20,000      3,820,000
Quest Group International, Inc............         44,444      10.00          125,000        125,000
Radio Systems Corporation.................        129,734       7.27           94,275        330,000
SkillSearch Corporation...................          2,381       7.59          254,000        119,000
Summit Publishing Group, Inc..............          6,296      24.50           15,000         15,000
Suncoast Medical Group, Inc...............        330,245      13.82           20,000         20,000
Suprex Corporation........................      1,058,179       3.45               --          7,500
Tower Environmental, Inc..................             82      10.07           20,000             --
Trade Am International, Inc...............        335,106       6.00               --             --
Treasure Coast Pizza Company..............             51      10.00            8,500          8,500
Valdawn, L.L.C............................          2,658      21.00               26             26
Unique Electronics, Inc...................         55,732      20.00               --             --
Universal Marketing Corporation...........            111      10.00               --             --
Virginia Gas Company......................            525       6.00               --             --
Zahren Alternative Power Corp.............          1,108       5.00           25,000         25,000
                                                                         ------------   ------------
          Total Warrants..................                                  2,456,301     11,513,183
                                                                         ------------   ------------
          Total Investments...............                               $162,466,881   $172,280,167
                                                                         ============   ============

         The accompanying notes are an integral part of this schedule.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1996

                                                                              COUPON
                                                                             INTEREST
                      LOANS                        MATURITY       COST         RATE      FAIR VALUE
                      -----                        --------   ------------   --------   ------------
AB Plastics Holding Corporation..................   9/27/01   $  4,000,000    13.50%    $  4,000,000
Affinity Fund, Inc...............................   6/29/98      1,485,000    12.50        1,497,932
Affinity Fund, Inc...............................   3/10/00      1,000,000    14.00        1,000,000
Affinity Fund, Inc...............................  12/28/98        495,000    12.50          496,079
American Corporate Literature, Inc...............   9/29/01      1,683,000    14.00        1,684,132
ARAC Holding Co., Inc............................   9/27/01      3,000,000    13.50        3,000,000
American Network Exchange........................  11/30/98        990,000    13.00          996,346
American Network Exchange........................   1/18/99        990,000    13.00          996,012
Amscot Holdings, Inc.............................   5/26/00        800,000    14.00          800,000
Amscot Holdings, Inc.............................   9/20/00        200,000    14.00          200,000
Amscot Holdings, Inc.............................   6/28/01        500,000    14.00          500,000
Amscot Holdings, Inc.............................  12/27/01        250,000    14.00          250,000
Argenbright Holdings Limited.....................    7/7/01      2,750,000    13.50        3,500,000
Ashe Industries, Inc.............................  12/28/97        990,000    12.50          132,058
Ashe Industries, Inc.............................   3/25/99        445,500    12.50          122,300
Ashe Industries, Inc.............................   5/18/99        544,500    12.50          121,524
Ashe Industries, Inc.............................   6/12/96        750,000    14.00          100,000
Ashe Industries, Inc.............................   6/12/96        285,546    14.00                0
Associated Response Services, Inc................   6/20/99      1,386,000    12.50        1,393,223
Associated Response Services, Inc................   2/15/00        335,000    12.50          335,000
Associated Response Services, Inc................    1/6/00        300,000    12.50          300,000
Associated Response Services, Inc................   11/8/01        500,000    12.50          500,000
Assured Power, Inc...............................   10/1/00        700,000    13.50          700,000
Avionics Systems, Inc............................   7/19/01      3,000,000    13.50        3,000,000
B & N Company, Inc...............................    8/8/00      2,970,000    12.50        2,978,500
B & N Company, Inc...............................   3/28/01        990,000    13.00          991,670
BankCard Services Corporation....................   1/21/98        297,000    13.00          299,400
BiTec Southeast, Inc.............................    7/1/99      2,600,321    12.70        2,614,171
BiTec Southeast, Inc.............................    8/9/01        950,000    14.00          950,000
C.J. Spirits, Inc................................    6/1/97        750,171    13.50          455,796
Caldwell/VSR Inc.................................   2/28/01      1,500,000     8.00        1,500,000
Caldwell/VSR Inc.................................   9/27/01        116,000    14.00          116,000
Cardiac Control Systems, Inc.....................   3/31/00      1,500,000    13.50        1,500,000
Cartech Holdings, Inc............................   4/29/01      1,500,000    13.00        1,500,000
Carter Kaplan Holdings, LLC......................   6/22/00        594,000    14.00           94,800
Cedaron Medical, Inc.............................   6/28/01      1,500,000    13.50        1,500,000
Cell Call, Inc...................................   11/4/97        990,000    12.75          998,349
CF Data Corp.....................................   3/16/00      1,732,500    13.75        1,738,924
Champion Glove Manufacturing Co.,Inc.............   7/27/00      1,250,000    13.50        1,250,000
Colonial Investments, Inc........................  10/16/00        800,000    13.75          800,000
Colonial Investments, Inc........................    5/8/01        300,000    13.75          300,000
Consumat Systems, Inc............................   11/1/00        500,000    14.00          500,000
Consumat Systems, Inc............................    1/1/01        500,000    14.00          500,000
Consumat Systems, Inc............................   3/11/01        500,000    14.00          500,000
Continental Diamond Cutting Co...................  10/28/99      1,500,000    13.00        1,500,000
Continental Diamond Cutting Co...................  11/16/99        200,000    13.00          200,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                              COUPON
                                                                             INTEREST
                      LOANS                        MATURITY       COST         RATE      FAIR VALUE
                      -----                        --------   ------------   --------   ------------
Corporate Flight Mgmt, Inc.......................   12/4/97   $    346,500    12.50%    $    349,341
Corporate Link, Inc..............................  12/13/01        600,000    14.00          600,000
Corporate Link, Inc..............................   3/13/97        300,000    14.00          300,000
CreditCorp and affiliates........................   11/7/01        539,000    14.00          546,683
Dalcon International, Inc........................   1/31/02        150,000    13.00          150,000
Dalcon International, Inc........................   1/31/00        200,000    13.00          200,000
Dalts, Inc.......................................   4/28/01      2,000,000    13.50        2,000,000
DentalCare Partners, Inc.........................   1/11/01      1,951,150    12.50        1,956,160
Eastern Food Group LLC...........................   8/30/00        500,000     8.00           25,000
Eastern Food Group LLC...........................  12/20/00        200,000     8.00           25,000
Eastern Food Group LLC...........................   1/21/01        200,000     8.00           25,000
Eastern Food Group LLC...........................   2/14/01        265,000     8.00           25,000
Eastern Food Group LLC...........................   4/30/01        200,000     8.00          100,000
Eastern Food Group LLC...........................   9/10/01        180,000     8.00           80,000
Electronic Merchant Services.....................   2/27/00      1,237,500    13.50        1,040,204
Electronic Merchant Services.....................   2/29/96        168,572    14.00          168,572
Encore Orthopedics, Inc..........................   7/31/00      2,620,985    13.50        2,734,691
Encore Orthopedics, Inc..........................   2/28/01      1,667,680    13.00        1,728,609
Entek Scientific, Inc............................   6/28/01      2,500,000    13.00        2,500,000
Express Shipping Centers, Inc....................   9/22/00      1,697,598    13.25        1,844,910
FoodNet Holdings, LLC............................   7/22/01      1,000,000    13.50        1,000,000
Fortrend Engineering Corp........................   8/30/01      1,500,000    12.99        1,500,000
FX Direct, Inc...................................   1/23/01      2,324,000    13.50        2,359,199
Fypro, Inc.......................................  12/17/01      3,117,480    12.50        3,117,480
Fypro, Inc.......................................  12/17/01        592,000     4.00          152,000
Gardner Wallcovering, Inc........................   3/28/01      1,485,000    13.50        1,487,500
General Materials Management, Inc................   7/29/01      2,500,000    13.50        2,500,000
Generation 2 Worldwide LLC.......................  10/31/00      2,000,000    14.00        2,000,000
Global Finance and Leasing, Inc..................    1/3/00      1,500,000    13.00        1,500,000
Global Marine Electronics, Inc...................    5/1/01      1,350,000    13.00        1,350,000
Gold Medal Products, Inc.........................  11/19/00      1,250,000    13.50        1,250,000
Gold Medal Products, Inc.........................   2/15/01         25,000    13.50           25,000
Gold Medal Products, Inc.........................   6/27/01        100,000    13.50          100,000
Gold Medal Products, Inc.........................   7/31/01        100,000    13.50          100,000
Golf Corporation of America, Inc.................   9/16/99        300,000    11.00          150,000
Golf Corporation of America, Inc.................  12/28/00        200,000    14.00          150,000
Golf Corporation of America, Inc.................  12/29/00        455,589    10.00          180,589
Golf Corporation of America, Inc.................   7/13/96        100,000    14.00          100,000
Golf Corporation of America, Inc.................   10/5/96         50,000    14.00           50,000
Golf Corporation of America, Inc.................   12/1/96         52,000    14.00           52,000
Golf Corporation of America, Inc.................  12/31/96         39,000    14.00           39,000
Golf Video, Inc..................................   3/27/01        500,000    14.00           50,000
Good Food Fast Companies, The....................  12/13/01      1,300,000    13.50        1,300,000
Gulfstream International Airlines Inc............   7/29/99      1,490,000    13.00        1,496,513
Gulfstream International Airlines Inc............   9/25/00      1,000,000    13.50        1,000,000
Home Link Services, Inc..........................  12/30/01         79,750    14.00           79,750

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                              COUPON
                                                                             INTEREST
                      LOANS                        MATURITY       COST         RATE      FAIR VALUE
                      -----                        --------   ------------   --------   ------------
Horizon Medical Products, Inc....................   9/22/00   $  1,500,000    13.75%    $  1,500,000
HPC America, Inc.................................   8/15/01      2,970,000    13.50        2,972,500
Hunt Incorporated................................   3/31/00      3,250,000    14.00        3,250,000
H & H Acq. Corp..................................   8/30/01      1,500,000    14.00        1,500,000
HTR, Inc.........................................  10/30/01      3,000,000    13.50        3,000,000
I.Schneid Acquisition, LLC.......................    4/1/01      2,000,000    14.00        2,000,000
ILD Communications...............................   5/10/01      1,500,000    13.50        1,500,000
In-Store Services, Inc...........................   4/19/00      1,188,000    14.00        1,192,200
Innotech, Inc....................................   3/22/99      1,980,000    13.00        1,991,322
IV Infusion Corporation..........................  12/19/01      1,000,000    14.00        1,000,000
Johnston County Cable, L.P.......................   8/31/00      1,990,000    14.00        1,992,672
Kentucky Kingdom, Inc............................    4/4/99        250,000     8.25          250,000
Kentucky Kingdom, Inc............................    1/5/98      1,980,000    12.50        1,995,985
Kentucky Kingdom, Inc............................   9/26/99      1,200,000    10.50        1,200,000
Kentucky Kingdom, Inc............................    3/1/00        835,000    14.00          835,000
Kentucky Kingdom, Inc............................   11/6/00      1,500,000    12.50        1,500,000
Kentucky Kingdom, Inc............................   3/30/98      2,000,000    14.00        2,000,000
Kryptonics, Inc..................................  12/14/00      2,500,000    12.90        2,500,000
KWC Management Co., LLC..........................   4/25/01        500,000    14.00           50,000
Lane Acquisition Corporation.....................  11/21/01      4,000,000    13.75        4,000,000
Leisure Clubs International, Inc.................    4/1/01      1,485,000    14.00        1,487,250
Lovett's Buffet, Inc.............................    4/1/00      2,250,000    13.00        2,250,000
Mayo Hawaiian Corp...............................   6/27/01      2,200,000    14.00        2,200,000
MBA Marketing Corporation........................    2/4/99      1,782,000    12.50        1,792,500
McAuley's Incorporated...........................   7/31/01      3,000,000    13.00        3,000,000
Medical Associates of America, Inc...............   11/1/97        385,000    12.50          392,000
Metals Recycling Technologies, Inc...............  10/31/01      2,000,000    14.00        2,000,000
Money Transfer Systems, Inc......................   7/24/00        247,500    14.00          248,256
Money Transfer Systems, Inc......................  12/20/00        148,500    14.00          148,825
Money Transfer Systems, Inc......................    3/1/01        148,500    14.00          148,750
Money Transfer Systems, Inc......................    5/2/01        148,500    14.00          148,650
Money Transfer Systems, Inc......................    7/8/01        148,500    14.00          148,650
Money Transfer Systems, Inc......................   10/1/01        148,500    14.00          148,575
Monogram Products, Inc...........................   6/18/01        916,000    13.50          925,800
Moore Diversified Products, Inc..................   6/16/00        800,000    13.50          800,000
Multicom Publishing, Inc.........................   3/29/01      2,200,000    13.00        2,333,330
Multimedia Learning, Inc.........................    5/8/00      1,500,000    14.00        1,500,000
Multimedia Learning, Inc.........................   4/18/01        500,000    13.50          500,000
Multimedia Learning, Inc.........................   9/12/01        750,000    13.50          750,000
Multi-Media Data Systems, Inc....................  11/20/01      2,000,000    14.00        2,000,000
NASC, Inc........................................   6/26/01      1,500,000    13.50        1,500,000
NASC, Inc........................................  12/13/98        500,000    13.50          500,000
Nationwide Engine Supply, Inc....................   1/12/99      2,475,000    12.00        2,490,012
Nationwide Engine Supply, Inc....................   9/26/01      1,000,000    13.50        1,000,000
Novavision, Inc..................................  12/18/01        520,000    13.00          520,000
NRI Service and Supply L.P.......................   2/13/00      2,225,000    14.00        2,234,591

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                              COUPON
                                                                             INTEREST
                      LOANS                        MATURITY       COST         RATE      FAIR VALUE
                      -----                        --------   ------------   --------   ------------
Orchid Manufacturing Group, Inc..................   9/14/00   $  2,960,000    13.00%    $  2,968,671
Orchid Manufacturing Group, Inc..................  12/28/00      1,000,000    13.50        1,000,000
Palco Telecom Service, Inc.......................  11/22/99      1,300,000    12.00        1,300,000
Paradigm Valve Services, Inc.....................  11/12/01      1,600,000    13.50        1,600,000
Patton Management Corporation....................   5/26/00      1,900,000    13.50        1,900,000
PaySys International, Inc........................    6/1/97        990,000    13.00          999,292
PFIC Corporation.................................   2/28/01      1,000,000    13.00        1,000,000
Pipeliner Systems, Inc...........................   9/30/98        980,000    10.00          993,320
Plymouth, Inc....................................   9/28/00      1,000,000    13.00        1,000,000
PRA International, Inc...........................   8/10/00      1,980,000    13.50        1,985,661
Precision Fixtures & Graphics, Inc...............   4/11/01      1,095,000    14.00        1,095,000
Precision Fixtures & Graphics, Inc...............   4/11/01        300,000    14.00          300,000
Precision Fixtures & Graphics, Inc...............    5/8/01        100,000    14.00          100,000
Precision Fixtures & Graphics, Inc...............   5/28/01         75,000    14.00           75,000
Precision Fixtures & Graphics, Inc...............   7/12/01         75,000    14.00           75,000
Precision Fixtures & Graphics, Inc...............   7/22/01        100,000    14.00          100,000
Precision Fixtures & Graphics, Inc...............   8/27/01        750,000    14.00          750,000
Precision Fixtures & Graphics, Inc...............    demand        100,000    14.00          100,000
Precision Panel Products, Inc....................   1/11/00      1,485,000    12.75        1,491,000
Pritchard Paint & Glass Co.......................   2/14/01        567,431    14.00          567,431
Quest Group International, Inc...................  11/15/00      1,125,000    13.25        1,154,162
Quest Group International, Inc...................    9/3/01      1,350,000    13.25        1,360,000
Radiant Systems, Inc.............................   6/27/01      2,760,000    14.00        2,788,000
Radiant Systems, Inc.............................   9/24/01      1,500,000    14.00        1,500,000
Rocky Mountain Radio Company LLC.................  11/10/01      2,500,000    13.50        2,500,000
Rynel Ltd., Inc..................................   10/1/01      1,250,000    14.00        1,250,000
Scandia Technologies, Inc........................    4/9/01      1,825,000    14.00        1,825,000
Sheet Metal Specialties, Inc.....................   6/20/01        250,000    14.00          250,000
Sheet Metal Specialties, Inc.....................   12/4/01        211,750    12.00          211,750
SkillSearch Corporation..........................    2/5/98        496,000    13.00          499,349
SkillSearch Corporation..........................   3/10/97        150,000    14.00          150,000
Southern Specialty Brands, Inc...................   6/30/01      1,732,500    14.00        1,736,004
Sqwincher Corporation............................   1/31/00        500,000    13.50          500,000
Studley Products Corp............................  11/18/99        107,000    12.00          107,000
Studley Products Corp............................   12/1/99        440,800     8.00          440,800
Summit Publishing Group, Ltd.....................   3/17/99      1,485,000    12.00        1,493,500
Summit Publishing Group, Ltd.....................   7/26/01        625,000    14.00          625,000
Suncoast Medical Group, Inc......................   9/14/99        485,000    13.50          441,998
Suncoast Medical Group, Inc......................    6/7/00        495,000    14.00          445,913
Suncoast Medical Group, Inc......................   2/23/01        522,000    14.00          472,747
TCOM Systems, Inc................................    2/5/98        462,610     0.00          462,608
Tower Environmental, Inc.........................  11/30/98      2,440,000    10.00        1,601,990
Tower Environmental, Inc.........................   5/30/95        150,000    12.50          150,000
Trade Am International, Inc......................   9/30/00      4,000,000    12.75        4,000,000
TRC Acquisition Corporation......................  10/21/01      1,000,000    13.50        1,000,000
UltraFab, Inc....................................   6/27/01      1,500,000    14.00        1,500,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                              COUPON
                                                                             INTEREST
                      LOANS                        MATURITY       COST         RATE      FAIR VALUE
                      -----                        --------   ------------   --------   ------------
Unique Electronics, Inc..........................  11/30/99   $    600,000    10.67%    $    600,000
Urethane Technologies, Inc.......................   3/16/01      1,636,520    13.50        1,697,100
Valdawn, LLC.....................................   4/13/00      2,399,974    13.50        2,400,000
Viking Moorings Acquisition, LLC.................  12/15/00      1,655,500    13.00        1,730,146
Virtual Resources Inc............................   8/16/01      3,000,000    14.00        3,000,000
Vista Information Solutions, Inc.................   4/30/01      2,032,157    13.50        2,086,736
WJ Holdings, Inc.................................  11/19/01      4,000,000    13.50        4,000,000
WWR Technology, Inc..............................   11/1/97        319,700    13.50          324,184
Zahren Alternative Power Corp....................   1/30/00        495,000    13.00          496,075
Zahren Alternative Power Corp....................  11/27/99      1,980,000    13.00        1,989,663
                                                              ------------              ------------
  Total Loans....................................             $227,313,284              $221,487,385
                                                              ============              ============

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                          COST OR
                                                          NUMBER OF     CONTRIBUTED
                   EQUITY INTERESTS                         SHARES         VALUE      FAIR VALUE
                   ----------------                     --------------  -----------   -----------
PUBLICLY TRADED INVESTMENTS
National Vision Associates, Ltd. Common Stock.........         208,698  $ 1,771,149   $   802,180
Trans Global Services, Inc. Common
  Stock -- restricted.................................          28,088        5,300        37,685
Moovies, Inc. Common Stock -- restricted..............         156,110        1,561       566,874
Premiere Technologies, Inc. Common Stock..............         328,360            0     7,720,565
Cardiac Control Systems, Inc. Common
  Stock -- restricted.................................          50,000      250,000        52,500
Innotech, Inc. Common Stock...........................          65,530       20,000       474,273
American Network Exchange Common
  Stock -- restricted.................................         139,651       21,879       197,839
Educational Medical, Inc. Common
  Stock -- restricted.................................         108,198            0       817,346
FCOA Acquisition Corp. Common Stock -- restricted.....          94,335            0       597,084
QuadraMed Corporation Common Stock -- restricted......          25,700            0       180,275
QuadraMed Corporation Common Stock -- escrowed........           2,856            0             0
EQUITY INVESTMENTS IN PRIVATE COMPANIES
Skillsearch Corporation Common Stock..................           2,241      250,035       150,000
Potomac Group, Inc. Preferred Stock -- Series A.......         800,000    1,000,000     2,000,000
Potomac Group, Inc. Common Stock......................         479,115      289,779     1,299,038
Kentucky Kingdom, Inc. Common Stock...................          13,260      258,316     1,325,000
Golf Corporation of America, Inc. Common Stock........         100,000      100,000             0
International Risk Control, Inc. Preferred
  Stock -- Series A...................................         200,000       50,000        50,000
DentalCare Partners, Inc. Preferred Stock -- Series
  E...................................................         490,978      800,000       800,000
Unique Electronics, Inc. Preferred Stock -- Series
  A...................................................       1,000,000    1,000,000       880,000
Pipeliner Systems, Inc. Preferred Stock -- Series D...           5,000    1,000,000       900,000
Front Royal, Inc. Common Stock........................         110,000      275,000       275,000
NovaVision, Inc. Preferred Stock -- Series A..........       3,720,141    3,720,141     3,720,141
Fycon Technologies, Inc. Preferred Stock -- Series
  A...................................................          96,000       96,000             0
Virginia Gas Company Preferred Stock -- Series A......           2,000    2,000,000     2,000,000
Johnston County Cable, L.P. Class A Interest in
  L.P.................................................  11.11% of L.P.      100,000       100,000
Dalcon International, Inc. Series B Preferred Stock...         850,000      850,000       750,000
Zahren Alternative Power Corporation Common Stock.....             700      210,000       210,000
Zahren Alternative Power Corporation Preferred
  Stock...............................................             200      200,000       200,000
Electronic Merchant Services Series B Preferred
  Stock...............................................             163            0             0
PRA International, Inc. Common Stock..................          31,279      190,000       190,000
Caldwell/VSR Inc. Preferred Stock.....................             890      890,000       760,000
Precision Fixtures & Graphics, Inc. Preferred Stock...       1,500,000    1,500,000             0
Palco Telecom Service Common Stock....................         157,895        1,579       100,000
Studley Products Corp. Common Stock...................           2,204      220,400             0
Clearidge, Inc. Series A Preferred Stock..............      14,800,000    3,700,000     3,700,000
Gulfstream International Airlines, Inc. Series A
  Preferred Stock.....................................             216    3,000,000     3,000,000
Home Link, Inc. Preferred Stock.......................       1,000,000    1,000,000     1,000,000
Voice FX Corporation Common Stock.....................          24,078      110,001       110,001
                                                                        -----------   -----------
  Total Equity Interests..............................                  $24,881,140   $34,965,801
                                                                        ===========   ===========

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COST OR
                                                NUMBER OF    PERCENTAGE   CONTRIBUTED
               STOCK WARRANTS                    SHARES      OWNERSHIP       VALUE        FAIR VALUE
               --------------                 -------------  ----------   ------------   ------------
PUBLICLY TRADED COMPANIES
American Network Exchange...................         13,988      0.00%    $          0   $          0
Cardiac Control Systems, Inc................        100,000      4.35                0        104,997
Consumat Systems, Inc.......................        250,000     20.00                0        229,688
Moovies, Inc................................         20,000      0.20                0              0
Multicom Publishing, Inc....................        163,791      2.80          800,000        138,540
Urethane Technologies, Inc..................        484,640      4.66          363,480         42,406
Vista Information Solutions, Inc............      1,247,582      5.00          467,843        491,235
Virginia Gas Company........................         54,163      1.52                0        278,034
Virginia Gas Company........................         54,163      1.52               54              0
PRIVATE COMPANIES
AB Plastics Holding Corporation.............        200,000     20.00                0              0
Affinity Corporation........................            550      9.67           20,000        385,000
Alternative Home Care.......................        163,695     13.00                0              0
Alvin Carter Holdings Corp..................      2% of Co.      2.00                0              0
American Corporate Literature...............        222,197     19.72           17,000         17,000
American Rockwool Acquisition Corp..........      1,100,000     11.00                0              0
Amscot Holdings, Inc........................          1,534     26.47                0              0
Argenbright Holdings LLC....................             18      3.50          750,000        375,000
Ashe Industries, Inc........................            254     19.35           20,000              0
Associated Response Services, Inc...........            370     35.20           14,000      1,000,000
Assured Power, Inc..........................            374     16.00                0              0
Auto Rental Systems, Inc....................        144,869      7.00                0              0
Avionics Systems, Inc.......................     15% of Co.     15.00                0              0
B & N Company, Inc..........................             33      4.00           40,000              0
BankCard Services Corporation...............        149,261     28.00            3,000              0
BiTec Southeast, Inc........................          1,480     15.00           21,000              0
Carter Kaplan Holdings, LLC.................     24% of LLC     24.00            6,100              0
C.J. Spirits, Inc...........................        180,000     10.00            7,500              0
Caldwell/VSR Inc............................            159     15.93                0              0
Cartech Holdings, Inc.......................        210,527     20.00                0              0
Cedaron Medical, Inc........................        173,981      4.25                0              0
CellCall, Inc...............................            398      1.50           10,000        125,000
CF Data Corp................................            257     20.50           17,500         17,500
Champion Glove Manufacturing Co., Inc.......        538,614      6.88                0              0
Clearidge, Inc..............................        442,164      1.78                0              0
CLS Corporation.............................        126,997      4.22                0              0
Colonial Investments, Inc...................            264     24.00                0              0
Continental Diamond Cutting Company.........            112     12.22                0              0
Corporate Flight Mgmt., Inc.................         66,315      6.63            3,500        100,000
Corporate Link, Inc.........................            190     16.00                0              0
CreditCorp and affiliates...................             52      5.00          461,000        461,000
Dalcon Technologies, Inc....................        250,000     20.00                0              0
Dalts, Inc..................................            125     25.00                0              0
Delaware Publishing Group, Inc..............          8,534     47.67           15,000        200,000
DentalCare Partners, Inc....................        666,022      4.98           10,000        290,000
Eastern Food Group LLC......................         17,647     15.00                0              0
Electronic Merchant Services................            430     12.50           12,500              0
Encore Orthopedics, Inc.....................        577,300      5.21          711,335      1,205,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COST OR
                                                NUMBER OF    PERCENTAGE   CONTRIBUTED
               STOCK WARRANTS                    SHARES      OWNERSHIP       VALUE        FAIR VALUE
               --------------                 -------------  ----------   ------------   ------------
Entek Scientific Corporation................        185,480      3.75%    $          0   $          0
Express Shipping Centers, Inc...............         73,752      5.09          552,402        552,402
Foodnet Holdings, LLC.......................          8.00%      8.00                0              0
Fortrend Engineering Corp...................        437,552      3.25                0              0
Front Royal, Inc............................        240,458      1.85                0        480,000
Fycon Technologies, Inc.....................         58,677     15.00                0              0
Fypro, Inc..................................        255,882     15.00                0              0
Gardner Wallcovering, Inc...................              2      2.00           15,000         15,000
General Materials Management Inc............        600,000     10.00                0              0
Generation 2 Worldwide LLC..................     30% of LLC     30.00                0              0
Global Finance & Leasing, Inc...............          5,000     25.00                0              0
Global Marine...............................          5,137     18.00                0              0
Gold Medal Products, Inc....................        102,370     32.77                0              0
Golf Corporation of America, Inc............        350,000     28.27                0              0
Golf Video, Inc.............................             98     49.50                0              0
Good Food Fast Companies, The...............        174,779     17.00                0              0
Gulfstream International Airlines, Inc......            413     32.00           10,000        140,000
H & H Acquisition Corporation...............          3,600     22.50                0              0
Home Link Services, Inc.....................        166,667     20.00                0              0
Horizon Medical Products, Inc...............          9,486      8.25                0              0
Hoveround Corporation.......................            850     10.00                0      1,135,000
HPC America, Inc............................              5      2.75           30,000         30,000
Hunt Incorporated...........................             44     10.00                0        100,000
Hunt Leasing & Rental Corporation...........            265     10.00                0        100,000
HTR, Inc....................................        849,381      6.00                0              0
I. Schneid Holdings LLC.....................     11% of LLC     11.00                0              0
ILD Communications..........................          5,429      3.20                0              0
In Store Services, Inc......................            429     12.50           12,000         12,000
Johnston County Cable L.P...................  27.5% of L.P.     27.50           10,000         10,000
K.W.C. Management Corp......................            794     24.40                0              0
Kentucky Kingdom, Inc.......................          6,132      2.00                0        610,000
Kryptonics, Inc.............................          1,255      6.40                0        400,000
Lane Acquisition Corporation................         11,667     10.00                0              0
Leisure Clubs International, Inc............            144     10.00           15,000         15,000
Lovett's Buffet, Inc........................        204,219      3.02                0        400,000
Mayo Hawaiian Corp..........................             81      7.50                0              0
MBA Marketing Corporation...................         11,100      4.29           18,000         18,000
McAuley's Incorporated......................             64      6.00                0              0
Metals Recycling Technologies Corp..........        257,801      5.00                0              0
Money Transfer Systems, Inc.................             94      8.50           10,000         10,000
Monogram Products, Inc......................          1,276      6.00           84,000         84,000
Moore Diversified Products, Inc.............             12     11.00                0              0
Multimedia Learning, Inc....................        131,697      8.10                0        800,000
Multi-Media Data Systems, Inc...............        259,072     20.00                0              0
NASC, Inc...................................          2,652     23.00                0              0
Nationwide Engine Supply, Inc...............      1,265,664     20.20           25,000         25,000
Novavision, Inc.............................        222,222     10.00                0              0
NRI Service and Supply, L.P.................    27.5% of LP     27.50           25,000         25,000
Orchid Manufacturing, Inc...................      1,219,047      2.61           40,000        600,000
P.A. Plymouth, Inc..........................         92,647     15.00                0              0

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COST OR
                                                NUMBER OF    PERCENTAGE   CONTRIBUTED
               STOCK WARRANTS                    SHARES      OWNERSHIP       VALUE        FAIR VALUE
               --------------                 -------------  ----------   ------------   ------------
Paradigm Valve Services, Inc................         30,000     12.00%    $          0   $          0
Patton Management Corporation...............            426     10.00                0        185,000
PaySys International, Inc...................         30,000      2.68           10,000         10,000
PFIC Corporation............................          5,917      6.00                0              0
PRA International, Inc......................        117,298      3.63           20,000        685,000
Pipeliner Systems, Inc......................      2,080,000     20.55           20,000              0
Precision Fixtures & Graphics, Inc..........          2,602     51.00                0              0
Precision Panel Products, Inc...............            122      8.25           15,000         15,000
Pritchard Glass, Inc........................         12,500     25.00                0              0
Quest Group International, Inc..............         88,840     17.52          275,000        275,000
Radiant Systems, Inc........................        174,642      1.52          240,000        950,000
Radio Systems Corporation...................        162,167      8.13                0      1,000,000
Rynel Ltd., Inc.............................        390,517     15.00                0              0
Scandia Technologies, Inc...................            282     22.00                0              0
Sheet Metal Specialties, Inc................            538     35.00                0              0
SkillSearch Corporation.....................          2,381      7.59          254,000        150,000
Southern Specialty Brands, Inc..............         10,000     10.00           17,500         17,500
Sqwincher Corporation.......................            111     10.00                0        140,000
Suncoast Medical Group, Inc.................        580,159     23.00           25,000              0
Suprex Corporation..........................      1,058,179      3.45                0              0
Tower Environmental, Inc....................             82     10.07           20,000              0
Trade Am International, Inc.................        335,106      6.00                0              0
TRC Acquisition Corporation.................        375,000     12.50                0              0
UltraFab, Inc...............................        120,000     12.00                0              0
Unique Electronics, Inc.....................     20% of Co.     20.00                0              0
VanGard Communications Co., LLC.............     12% of LLC     12.00                0              0
VDI Acquisition Company, LLC................     21% of LLC     21.00               26             26
Viking Moorings Acquisition, LLC............    6.5% of LLC      6.50          344,500        344,500
Virtual Resources, Inc......................              8      7.50                0        250,000
Voice FX Corporation........................        233,112      7.10          176,000        450,000
WJ Holdings, Inc............................        250,000     25.00                0              0
Zahren Alternative Power Corporation........          1,247      6.54           25,000        400,000
                                                                          ------------   ------------
  Total Warrants............................                              $  6,059,240   $ 15,893,828
                                                                          ============   ============
OTHER INVESTMENTS(See Note 3)
Gates Communication, L.P. -- Anticipated
  royalty payments upon sale of assets......             --        --     $  1,389,628   $  1,289,628
Hancock Company -- Royalty stream from sale
  of Gitman brand name......................             --        --        1,900,000        600,000
HSA International, Inc. -- Anticipated
  proceeds from litigation..................             --        --        1,150,000      1,000,000
Capitalized workout expenses................             --        --          250,671        100,654
                                                                          ------------   ------------
  Total other investments...................                              $  4,690,299   $  2,990,282
                                                                          ============   ============
  Total Investments.........................                              $262,943,963   $275,337,296
                                                                          ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 4, 1997 (the "1997 Proxy Statement") under the heading "Proposal 1: Election of Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Information in response to this item is also included herein under the heading "Executive Officers of Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

         Information in response to this item is incorporated herein by reference to the information provided in the 1997 Proxy Statement under the heading "Compensation of Directors and Executive Officers."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated herein by reference to the information provided in the 1997 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated herein by reference to the information provided in the 1997 Proxy Statement under the heading "Certain Transactions."


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the report:

    1.A. The following financial statements are filed herewith:

SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1995 and
  1996
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996
Consolidated Statements of Changes in Partners' Capital and
  Shareholders' Equity for the Years Ended December 31,
  1994, 1995 and 1996
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996
Financial Highlights
  Per Share Data for the Years Ended December 31, 1995 and
     1996
  Ratios/Supplemental Data for the Years Ended December 31,
     1993, 1994, 1995 and 1996
Notes to Consolidated Financial Statements
Quarterly Financial Information for the Years 1995 and 1996
  (unaudited)
Portfolio of Investments
  As of December 31, 1995
  As of December 31, 1996

        B. The Report of Independent Public Accountants with respect to the foregoing financial statements is filed herewith.

    2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

    3. The following exhibits are filed herewith or incorporated herein by reference as set forth below:

  2.1    --   Acquisition Agreement by and among the Company, Sirrom
              Capital Acquisition Corporation, Sirrom, Ltd., Harris
              Williams & Co., L.P. and Harris Williams & Co. dated as of
              May 16, 1996 (incorporated by reference to Exhibit k.9 to
              the Company's Registration Statement on Form N-2 (File No.
              333-4023), filed with the Commission on May 17, 1996)
  3.1    --   Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly
              Report on Form 10-Q for the period ending September 30,
              1996), filed with the Commission on November 14, 1996)
  3.2    --   Bylaws of the Company (incorporated by reference to exhibit
              b. contained in the Registrant's Registration Statement on
              Form N-2, as amended (File No. 33-86680), filed with the
              Commission on November 23, 1994)
  3.3    --   Amendment No. 1 to Bylaws (incorporated by reference to the
              Registrant's Quarterly Report on Form 10-Q for the period
              ended March 30, 1995 filed with the Commission on May 12,
              1995)
  4.1    --   See Paragraph 6 of the Company's Amended and Restated Charter
              (incorporated by reference to Exhibit 3.1 to the
              Registrant's Quarterly Report on Form 10-Q for the period
              ending September 30, 1996, filed with the Commission on
              November 14, 1996)
  4.2    --   Equity Holders Agreement dated as of November 1, 1994 by and among the Partnership and the other signatories thereto
              (incorporated by reference to exhibit d.3 contained in the
              Registrant's Registration Statement on Form N-2, as amended
              (File No. 33-86680), filed with the Commission on
              November 23, 1994)
  4.3    --   Dividend Reinvestment Plan of the Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 1995 filed with the
              Commission on May 12, 1995)

 10.1    --   Fourth Amended and Restated Loan Agreement dated as of
              August 16, 1996, by and among SII, as borrower, the Company, as guarantor, the lenders referred to herein, and First
              Union National Bank of Tennessee, as Agent (incorporated by reference to Exhibit 7.1 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.2    --   Fourth Amended and Restated Revolving Credit Note dated
              August 16, 1996, in the principal amount of $27,500,000,
              made by SII in favor of First Union National Bank of
              Tennessee (incorporated by reference to Exhibit 7.2 to SII's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form N-5 (File No. 811-7779), filed with the Commission on
              November 7, 1996)
 10.3    --   Revolving Credit Note dated August 16, 1996, in the
              principal amount of $10,000,000, made by SII in favor of
              Amsouth Bank of Tennessee (incorporated by reference to
              Exhibit 7.3 to SII's Post-Effective Amendment No. 1 to
              Registration Statement on Form N-5 (File No. 811-7779),
              filed with the Commission on November 7, 1996)
 10.4    --   Revolving Credit Note dated August 16, 1996, in the
              principal amount of $7,500,000, made by SII in favor of
              First American National Bank (incorporated by reference to
              Exhibit 7.4 to SII's Post-Effective Amendment No. 1 to
              Registration Statement on Form N-5 (File No. 811-7779),
              filed with the Commission on November 7, 1996)
 10.5    --   Amended and Restated Swingline Note dated August 16, 1996, in the principal amount of $5,000,000, made by SII in favor of First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.5 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.6    --   Fourth Amended and Restated Revolving Credit Note dated
              August 16, 1996, in the principal amount of $5,000,000, made by SII in favor of First Tennessee Bank National Association
              (incorporated by reference to Exhibit 7.6 to SII's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form N-5 (File No. 811-7779), filed with the Commission on
              November 7, 1996)
 10.7    --   Third Amended and Restated Security Agreement dated August
              16, 1996, by and between SII and First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.7 to
              SII's Post-Effective Amendment No. 1 to Registration
              Statement on Form N-5 (File No. 811-7779), filed with the
              Commission on November 7, 1996)
 10.8    --   Amended and Restated Borrower Pledge Agreement dated August
              16, 1996, made by SII in favor of First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.8 to
              SII's Post-Effective Amendment No. 1 to Registration
              Statement on Form N-5 (File No. 811-7779), filed with the
              Commission on November 7, 1996)
 10.9    --   Amended and Restated Security Agreement dated as of August
              16, 1996, by and between SII and the SBA (incorporated by
              reference to Exhibit 7.10 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.10   --   Amended and Restated Pledge Agreement dated as of August 16,
              1996, by and between SII and the SBA (incorporated by
              reference to Exhibit 7.11 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.11   --   Guaranty Agreement dated August 16, 1996 by and between the
              Company and the SBA (incorporated by reference to the
              Company's Quarterly Report on Form 10-Q for the period
              ending September 30, 1996, filed with the Commission on
              November 14, 1996)
 10.12   --   Master Trust Indenture and Security Agreement Supplement
              dated as of December 31, 1996, by and between SFC as Issuer, the Company as Servicer, First Trust National Association as
              Trustee and ING Baring (U.S.) Capital Markets, Inc.
              (incorporated by reference to exhibit f.12 to the Company's
              Registration Statement on Form N-2 (File No. 333-19493), filed with the Commission on January 9, 1997)
 10.13   --   Revolving Note, Series 1996-1 dated December 31, 1996, with a principal amount of $100,000,000 made by SFC in favor of
              First Trust National Association (incorporated by reference to exhibit f.13 to the Company's Registration Statement on Form N-2
              (File No. 333-19493), filed with the Commission on January 9,
              1997)
 10.14   --   Loan Sale and Contribution Agreement dated as of December
              31, 1996, by and between the Company as Originator and
              Servicer and SFC as Buyer (incorporated by reference to exhibit
              f.14 to the Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.15   --   Custodial Agreement dated as of December 31, 1996, by and
              among SFC, the Company, First Trust National Association and
              ING Baring (U.S.) Capital Markets, Inc. (incorporated by
              reference to exhibit f.15 to the Company's Registration Statement on Form N-2 (File No. 333-19493), filed with the Commission on January 9, 1997)
 10.16   --   Backup Servicing Agreement dated as of December 31, 1996, by and among First Trust National Association, the Company and
              ING Baring (U.S.) Capital Markets, Inc. (incorporated by reference to exhibit f.16 to the Company's Registration Statement on Form N-2 (File No. 333-19493), filed with the Commission on January 9, 1997)

 10.17   --   Fee Agreement dated as of December 31, 1996, by and among
              the Company, SFC, and ING Baring (U.S.) Capital Markets,
              Inc. (incorporated by reference to exhibit f.17 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.18   --   ISDA Master Agreement dated as of November 26, 1996, by and between the Company and NationsBank, N.A.
              (incorporated by reference to exhibit f.18 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.19   --   Master Trust Indenture and Security Agreement dated as of
              December 31, 1996, by and among SFC as Issuer, the Company as Servicer and First Trust National Association as Trustee
              (incorporated by reference to exhibit f.19 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.20   --   ISDA Master Agreement dated as of September 13, 1995, by and between the Company and First Union National Bank (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995 filed with the Commission on November 15, 1995)
 10.21   --   Custodial Services Agreement with First American Trust
              Company dated March 13, 1992 (incorporated by reference to exhibit j.1 contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the
              Commission on November 23, 1994)
 10.22   --   Custodial Services Agreement Supplement with First American
              Trust Company dated January 16, 1995 (incorporated by
              reference to exhibit j.2 contained in the Registrant's
              Registration Statement on Form N-2, as amended (File No.
              33-86680), filed with the Commission on November 23, 1994)
 10.23   --   Joint Venture Agreement dated as of January 17, 1997 by and among the Company, TD and SCC Canada, Inc.
              (incorporated by reference to exhibit k.3 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
*10.24   --   Amended and Restated 1994 Employee Stock Option Plan of the
              Company (incorporated by reference to exhibit 1.1 contained in the Registrant's Registration Statement on Form N-2, as amended
              (File No. 33-86680), filed with the Commission on
              November 23, 1994)
 10.25   --   Form of Indemnification Agreement (incorporated by reference to exhibit 1.2 contained in the Registrant's Registration
              Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)
*10.26   --   1995 Stock Option Plan for Non-Employee Directors
              (incorporated by reference to exhibit 1.3 in the Registrant's
              Registration Statement on Form N-2, as amended
              (File No. 33-95394), filed with the Commission on August 3, 1995)
*10.27   --   1996 Incentive Stock Option (incorporated by reference to
              Exhibit 10.3 in the Registrant's Financial Report on Form
              10-K for the year ended December 31, 1995, filed with the
              Commission on March 29, 1996)
*10.28   --   Amendment No. 1 to 1996 Incentive Stock Option Plan
 21      --   Subsidiaries of the Company
 23      --   Consent of Arthur Andersen LLP
 27      --   Financial Data Schedule (for SEC use only)

--------------------------------------
 *       Compensation Plans

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits. See the exhibits filed herewith.

(d)      Additional Schedules. None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Nashville, Tennessee, on this 18th day of March, 1997.

                                SIRROM CAPITAL CORPORATION

                                By: \s\ George M. Miller, II
                                   ---------------------------------------
                                     George M. Miller, II
                                     Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     Name                                            Title                                 Date
---------------------------------------------      -----------------------------------------          --------------
        \s\ John A. Morris, Jr., M.D.                  Chairman of the Board and Director              March 18, 1997
---------------------------------------------
          John A. Morris, Jr., M.D.

           \s\ George M. Miller, II                 Chief Executive Officer, President and             March 18, 1997
---------------------------------------------       Director (Principal Executive Officer)
             George M. Miller, II


             \s\ Carl W. Stratton                     Chief Financial Officer (Principal               March 18, 1997
---------------------------------------------         Financial and Accounting Officer)
               Carl W. Stratton

             \s\ E. Townes Duncan                                  Director                            March 18, 1997
---------------------------------------------
               E. Townes Duncan

            \s\ William D. Eberle                                  Director                            March 18, 1997
---------------------------------------------
              William D. Eberle

            \s\ Edward J. Mathias                                  Director                            March 18, 1997
---------------------------------------------
              Edward J. Mathias

          \s\ Robert A. McCabe, Jr.                                Director                            March 18, 1997
---------------------------------------------
            Robert A. McCabe, Jr.

          \s\ Raymond H. Pirtle, Jr.                               Director                            March 18, 1997
---------------------------------------------
            Raymond H. Pirtle, Jr.

             \s\ L. Edward Wilson                                  Director                            March 18, 1997
---------------------------------------------
               L. Edward Wilson

                               INDEX TO EXHIBITS

EXHIBIT                                                                                      SEQUENTIAL
NUMBER                                 DESCRIPTION                                              PAGE
-------                                -----------                                           ----------
  2.1    --   Acquisition Agreement by and among the Company, Sirrom
              Capital Acquisition Corporation, Sirrom, Ltd., Harris
              Williams & Co., L.P. and Harris Williams & Co. dated as of
              May 16, 1996 (incorporated by reference to Exhibit k.9 to
              the Company's Registration Statement on Form N-2 (File No.
              333-4023), filed with the Commission on May 17, 1996)
  3.1    --   Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly
              Report on Form 10-Q for the period ending September 30,
              1996), filed with the Commission on November 14, 1996)
  3.2    --   Bylaws of the Company (incorporated by reference to exhibit
              b. contained in the Registrant's Registration Statement on
              Form N-2, as amended (File No. 33-86680), filed with the
              Commission on November 23, 1994)
  3.3    --   Amendment No. 1 to Bylaws (incorporated by reference to the
              Registrant's Quarterly Report on Form 10-Q for the period
              ended March 30, 1995 filed with the Commission on May 12,
              1995)
  4.1    --   See Paragraph 6 of the Company's Amended and Restated Charter
              (incorporated by reference to Exhibit 3.1 to the
              Registrant's Quarterly Report on Form 10-Q for the period
              ending September 30, 1996, filed with the Commission on
              November 14, 1996)
  4.2    --   Equity Holders Agreement dated as of November 1, 1994 by and among the Partnership and the other signatories thereto
              (incorporated by reference to exhibit d.3 contained in the
              Registrant's Registration Statement on Form N-2, as amended
              (File No. 33-86680), filed with the Commission on
              November 23, 1994)
  4.3    --   Dividend Reinvestment Plan of the Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 1995 filed with the
              Commission on May 12, 1995)

EXHIBIT                                                                                      SEQUENTIAL
NUMBER                                 DESCRIPTION                                              PAGE
-------                                -----------                                           ----------
 10.1    --   Fourth Amended and Restated Loan Agreement dated as of
              August 16, 1996, by and among SII, as borrower, the Company, as guarantor, the lenders referred to herein, and First
              Union National Bank of Tennessee, as Agent (incorporated by reference to Exhibit 7.1 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.2    --   Fourth Amended and Restated Revolving Credit Note dated
              August 16, 1996, in the principal amount of $27,500,000,
              made by SII in favor of First Union National Bank of
              Tennessee (incorporated by reference to Exhibit 7.2 to SII's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form N-5 (File No. 811-7779), filed with the Commission on
              November 7, 1996)
 10.3    --   Revolving Credit Note dated August 16, 1996, in the
              principal amount of $10,000,000, made by SII in favor of
              Amsouth Bank of Tennessee (incorporated by reference to
              Exhibit 7.3 to SII's Post-Effective Amendment No. 1 to
              Registration Statement on Form N-5 (File No. 811-7779),
              filed with the Commission on November 7, 1996)
 10.4    --   Revolving Credit Note dated August 16, 1996, in the
              principal amount of $7,500,000, made by SII in favor of
              First American National Bank (incorporated by reference to
              Exhibit 7.4 to SII's Post-Effective Amendment No. 1 to
              Registration Statement on Form N-5 (File No. 811-7779),
              filed with the Commission on November 7, 1996)
 10.5    --   Amended and Restated Swingline Note dated August 16, 1996, in the principal amount of $5,000,000, made by SII in favor of First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.5 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.6    --   Fourth Amended and Restated Revolving Credit Note dated
              August 16, 1996, in the principal amount of $5,000,000, made by SII in favor of First Tennessee Bank National Association
              (incorporated by reference to Exhibit 7.6 to SII's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form N-5 (File No. 811-7779), filed with the Commission on
              November 7, 1996)
 10.7    --   Third Amended and Restated Security Agreement dated August
              16, 1996, by and between SII and First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.7 to
              SII's Post-Effective Amendment No. 1 to Registration
              Statement on Form N-5 (File No. 811-7779), filed with the
              Commission on November 7, 1996)
 10.8    --   Amended and Restated Borrower Pledge Agreement dated August
              16, 1996, made by SII in favor of First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.8 to
              SII's Post-Effective Amendment No. 1 to Registration
              Statement on Form N-5 (File No. 811-7779), filed with the
              Commission on November 7, 1996)
 10.9    --   Amended and Restated Security Agreement dated as of August
              16, 1996, by and between SII and the SBA (incorporated by
              reference to Exhibit 7.10 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.10   --   Amended and Restated Pledge Agreement dated as of August 16,
              1996, by and between SII and the SBA (incorporated by
              reference to Exhibit 7.11 to SII's Post-Effective Amendment
              No. 1 to Registration Statement on Form N-5 (File No.
              811-7779), filed with the Commission on November 7, 1996)
 10.11   --   Guaranty Agreement dated August 16, 1996 by and between the
              Company and the SBA (incorporated by reference to the
              Company's Quarterly Report on Form 10-Q for the period
              ending September 30, 1996, filed with the Commission on
              November 14, 1996)
 10.12   --   Master Trust Indenture and Security Agreement Supplement
              dated as of December 31, 1996, by and between SFC as Issuer, the Company as Servicer, First Trust National Association as
              Trustee and ING Baring (U.S.) Capital Markets, Inc.
              (incorporated by reference to exhibit f.12 to the Company's
              Registration Statement on Form N-2 (File No. 333-19493), filed with the Commission on January 9, 1997)
 10.13   --   Revolving Note, Series 1996-1 dated December 31, 1996, with a principal amount of $100,000,000 made by SFC in favor of
              First Trust National Association (incorporated by reference to exhibit f.13 to the Company's Registration Statement on Form N-2
              (File No. 333-19493), filed with the Commission on
              January 9, 1997)
 10.14   --   Loan Sale and Contribution Agreement dated as of December
              31, 1996, by and between the Company as Originator and
              Servicer and SFC as Buyer (incorporated by reference to exhibit
              f.14 to the Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.15   --   Custodial Agreement dated as of December 31, 1996, by and
              among SFC, the Company, First Trust National Association and
              ING Baring (U.S.) Capital Markets, Inc. (incorporated by
              reference to exhibit f.15 to the Company's Registration Statement on Form N-2 (File No. 333-19493), filed with the Commission on January 9, 1997)
 10.16   --   Backup Servicing Agreement dated as of December 31, 1996, by and among First Trust National Association, the Company and
              ING Baring (U.S.) Capital Markets, Inc. (incorporated by
              reference to exhibit f.16 to the Company's Registration Statement on Form N-2 (File No. 333-19493), filed with the Commission on January 9, 1997)

EXHIBIT                                                                                      SEQUENTIAL
NUMBER                                 DESCRIPTION                                              PAGE
-------                                -----------                                           ----------
 10.17   --   Fee Agreement dated as of December 31, 1996, by and among
              the Company, SFC, and ING Baring (U.S.) Capital Markets,
              Inc. (incorporated by reference to exhibit f.17 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.18   --   ISDA Master Agreement dated as of November 26, 1996, by and between the Company and NationsBank, N.A.
              (incorporated by reference to exhibit f.18 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.19   --   Master Trust Indenture and Security Agreement dated as of
              December 31, 1996, by and among SFC as Issuer, the Company as Servicer and First Trust National Association as Trustee
              (incorporated by reference to exhibit f.19 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
 10.20   --   ISDA Master Agreement dated as of September 13, 1995, by and between the Company and First Union National Bank (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995 filed with the Commission on November 15, 1995)
 10.21   --   Custodial Services Agreement with First American Trust
              Company dated March 13, 1992 (incorporated by reference to exhibit j.1 contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the
              Commission on November 23, 1994)
 10.22   --   Custodial Services Agreement Supplement with First American
              Trust Company dated January 16, 1995 (incorporated by
              reference to exhibit j.2 contained in the Registrant's
              Registration Statement on Form N-2, as amended (File No.
              33-86680), filed with the Commission on November 23, 1994)
 10.23   --   Joint Venture Agreement dated as of January 17, 1997 by and among the Company, TD and SCC Canada, Inc.
              (incorporated by reference to exhibit k.3 to the
              Company's Registration Statement on Form N-2 (File No.
              333-19493), filed with the Commission on January 9, 1997)
*10.24   --   Amended and Restated 1994 Employee Stock Option Plan of the
              Company (incorporated by reference to exhibit 1.1 contained in the Registrant's Registration Statement on Form N-2, as amended
              (File No. 33-86680), filed with the Commission on
              November 23, 1994)
 10.25   --   Form of Indemnification Agreement (incorporated by reference to exhibit 1.2 contained in the Registrant's Registration
              Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)
*10.26   --   1995 Stock Option Plan for Non-Employee Directors
              (incorporated by reference to exhibit 1.3 in the Registrant's
              Registration Statement on Form N-2, as amended
              (File No. 33-95394), filed with the Commission on August 3, 1995)
*10.27   --   1996 Incentive Stock Option (incorporated by reference to
              Exhibit 10.3 in the Registrant's Financial Report on Form
              10-K for the year ended December 31, 1995, filed with the
              Commission on March 29, 1996)
*10.28   --   Amendment No. 1 to 1996 Incentive Stock Option Plan
 21      --   Subsidiaries of the Company                                                           60
 23      --   Consent of Arthur Andersen LLP                                                        61
 27      --   Financial Data Schedule (for SEC use only)                                            62