Form 10-Q
period 1997-03-31
SIRROM CAPITAL CORP
filed 1997-05-15
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on May 1, 1997 was 15,477,813.

                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997      3

Consolidated Statements of Operations for the Three Months Ended
  March 31, 1996 and 1997                                                   4

Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1996 and 1997                                                   5

Notes to Consolidated Financial Statements                                  6

Consolidated Portfolio of Investments as of December 31, 1996              12

Consolidated Portfolio of Investments as of March 31, 1997                 21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Results of Operations                                                      29

Financial Condition, Liquidity and Capital Resources                       32

Impact of Inflation                                                        33

Risks                                                                      33

Portfolio Turnover and Credit Quality                                      33


PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                            34

ITEM 2.       CHANGES IN SECURITIES                                        34

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                              34

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          34

ITEM 5.       OTHER INFORMATION                                            34

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                             34

SIGNATURES                                                                 35

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,          March 31,
                                                                                      1996                1997
                                                                                ---------------     ---------------
Assets
------
Investments, at fair value
      Loans                                                                     $   221,487,385     $   270,177,423
      Equity interests                                                               34,965,801          34,209,579
      Warrants                                                                       15,893,828          15,089,243
      Other                                                                           2,990,282           3,594,764
                                                                                ---------------     ---------------
          Total investments (cost of $262,943,963 and $315,165,461,
           respectively)                                                            275,337,296         323,071,009

Investment in unconsolidated subsidiary                                                 911,487           1,080,316
Cash                                                                                  4,611,532          34,529,302
Interest receivable                                                                   2,870,138           2,635,112
Debenture costs (less accumulated amortization of $920,289 and
 $1,126,314, respectively)                                                            3,690,362           3,873,758
Fixed assets (less accumulated depreciation of $73,711 and $90,441,
 respectively)                                                                          275,454             292,367
Other assets                                                                            316,797             347,932
                                                                                ---------------     ---------------

      Total Assets                                                              $   288,013,066     $   365,829,796
                                                                                ===============     ===============


Liabilities and Shareholders' Equity
------------------------------------

Liabilities:
------------
    Debentures payable to Small Business Administration                         $    90,000,000     $    90,000,000
    Revolving credit facilities                                                      30,858,213                   0
    Interest payable                                                                  1,348,252           1,443,298
    Accrued taxes payable                                                             4,333,144           2,815,866
    Accounts payable, accrued expenses, and other liabilities                         2,852,942           2,721,577
                                                                                ---------------     ---------------


          Total Liabilities                                                         129,392,551          96,980,741
                                                                                ---------------     ---------------

Shareholders' Equity:
--------------------
   Common stock                                                                     140,061,092         249,978,919
   Notes receivable from employees                                                   (1,539,858)           (677,231)
   Undistributed net realized earnings                                                7,705,948          11,641,835
   Unrealized appreciation of investments                                            12,393,333           7,905,532
                                                                                ---------------     ---------------

          Total Shareholders' Equity                                                158,620,515         268,849,055
                                                                                ---------------     ---------------

          Total Liabilities and Shareholders' Equity                            $   288,013,066     $   365,829,796
                                                                                ===============     ===============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Three months        Three months
                                                                                    ended               ended
                                                                                March 31, 1996      March 31, 1997
                                                                                ---------------     ---------------
Operating Income:
    Interest on investments                                                     $     4,862,463     $     8,028,286
    Loan processing fees                                                                921,250           1,694,320
    Other income                                                                              0              17,584
                                                                                ---------------     ---------------

          Total Operating Income                                                      5,783,713           9,740,190
                                                                                ---------------     ---------------

Operating Expenses:
    Interest expense                                                                  1,789,982           2,141,609
    Salaries and benefits                                                               739,020             791,456
    Other operating expenses                                                            477,064             614,417
    Amortization expense                                                                188,397             207,525
                                                                                ---------------     ---------------

          Total Operating Expenses                                                    3,194,463           3,755,007
                                                                                ---------------     ---------------


         Equity in pretax income of unconsolidated subsidiary
             (before taxes of $0 and $72,360)                                           795,418             241,201
                                                                                ---------------     ---------------

          Net Operating Income                                                        3,384,668           6,226,384
                                                                                ---------------     ---------------


    Realized gain (loss) on investments                                               5,756,489           4,456,891
    Change in unrealized appreciation
        (depreciation) of investments                                                 2,240,559          (4,487,800)
    Provision for income taxes                                                        2,134,960           2,309,480
                                                                                ---------------     ---------------


          Net increase in shareholders'
               equity resulting from operations                                 $     9,246,756     $     3,885,995
                                                                                ===============     ===============

                           SIRROM CAPITAL CORPORATION

                      Consolidated Statements of Cash Flows


                                                                                    Three months        Three months
                                                                                       ended               ended
                                                                                   March 31, 1996      March 31, 1997
                                                                                   ---------------     ---------------
Operating Activities:
          Net increase in partners' capital and shareholders'
               equity resulting from operations                                    $     9,246,756     $     3,885,995
          Adjustments to reconcile net increase to net cash provided by operating activities:
              Net unrealized (appreciation) depreciation of investments                 (2,240,559)          4,487,800
              Realized (gain) loss on investments                                       (5,756,489)         (4,456,891)
              (Incr.) Decr. in investment in unconsolidated subsidiary                    (795,418)           (168,829)
              Amortization of debenture costs                                              186,897             269,025
              Increase in interest receivable                                             (415,185)            235,026
              Increase (decrease) in accounts payable and
               accrued expenses                                                           (181,886)           (131,367)
              Amortization of organization costs                                             1,500               1,500
              Depreciation of fixed assets                                                  10,709              12,437
              Increase in accrued taxes payable                                          1,236,743          (1,517,278)
              Increase in interest payable                                                 344,515              95,046
                                                                                   ---------------     ---------------
               Net cash provided by operating activities                                 1,637,583           2,712,464
                                                                                   ---------------     ---------------

Investing Activities:
              Proceeds from sale of investments                                         12,506,905          20,635,165
              Investments originated or acquired                                       (32,714,000)        (68,399,786)
              Purchase of fixed assets                                                     (21,237)            (29,349)
              Increase in other assets                                                    (588,808)            (32,634)
                                                                                   ---------------     ---------------
               Net cash used in investing activities                                   (20,817,140)        (47,826,604)
                                                                                   ---------------     ---------------

Financing Activities:
             Proceeds from debentures payable to Small
               Business Administration                                                  10,000,000                   0
             Proceeds from revolving credit facilities                                  29,703,000          17,550,132
             Repayment of credit facility borrowings                                   (17,987,000)        (48,408,345)
             Increase in debenture costs                                                  (262,500)           (452,421)
             Issuance of common stock                                                            0         109,946,441
             Stock options exercised                                                             0              74,000
             Repayment of employee notes                                                         0             862,627
             Payment of dividends                                                       (2,390,730)         (4,437,910)
             Distribution of capital gains                                                       0                   0
             Employee shares repurchased                                                         0            (102,614)
                                                                                   ---------------     ---------------
              Net cash provided by financing activities                            $    19,062,770     $    75,031,910
                                                                                   ---------------     ---------------

       Increase (decrease) in cash and cash equivalents                            $      (116,786)    $    29,917,770
       Cash and cash equivalents, beginning of period                              $       195,069     $     4,611,532
                                                                                   ---------------     ---------------
       Cash and cash equivalents, end of period                                    $        78,283     $    34,529,302
                                                                                   ===============     ===============

       Supplemental disclosures of cash flow information:
             Interest paid                                                         $     1,398,134     $     1,956,016
                                                                                   ===============     ===============
             Taxes paid                                                            $       951,116     $     3,738,278
                                                                                   ===============     ===============

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Sirrom Capital Corporation (the "Company"), a Tennessee Corporation, was formed in November 1994. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies. The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its net assets through equity interests primarily in small, privately owned companies. The Company targets small businesses that the Company believes meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co., ("Harris Williams").

     The Company is a non-diversified, closed-end investment company, which has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Prior to August 1996, the Company was also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958, as amended (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. In
August 1996, the Company transferred its SBIC operations, including its SBIC license, and the majority of its assets and liabilities, to its wholly-owned subsidiary, Sirrom Investments Inc. ("SII"), a Tennessee Corporation. Under applicable SBA regulations, SII is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act. Additionally, beginning in February 1995, the Company elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, and in August 1996 SII elected the same tax treatment.

     In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. for 898,454 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. The acquisition of Harris Williams is accounted for as a pooling of interests. The consolidated balance sheets as of March 31, 1996 and 1997 and the consolidated statements of operations and cash flows for each of the quarters ended March 31, 1996 and 1997 have been restated accordingly to reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

     In December 1996, the Company formed a wholly-owned subsidiary, Sirrom Funding Corporation ("SFC") to purchase loans originated by the Company and the related warrants. These loans and warrants will be used as collateral to secure borrowings under the Company's $100.0 revolving credit facility. SFC has also elected to be taxed as a RIC.

2. INTERIM FINANCIAL STATEMENTS

     Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     At December 31, 1996 and March 31, 1997, the investment portfolio included investments totaling $275,337,296 and $323,071,009, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

4. INVESTMENTS

     Investments consist primarily of loans made to and warrants obtained from borrowers of the Company and its, SBIC subsidiary, SII. Investments are recorded at fair value as determined by the directors or by current market prices, if available, in accordance the Company's valuation policy (See Note 3). While the Company markets to borrowers throughout the United States, approximately 50.5% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States.

     The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $15,873,178 and $16,016,170 at December 31, 1996 and March 31, 1997, respectively. The aggregate fair values of these loans as determined by the Company's directors totaled $8,683,178 and $8,031,170 at December 31, 1996 and March 31, 1997, respectively.

     Included in the investment portfolio at March 31, 1997 are other assets which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. The Company obtained these rights upon foreclosure of three loans. The aggregate cost of other assets at March 31, 1997 is $5,194,764 which represents the cost basis of the original loans plus capitalized workout expenses. The Company's directors have estimated the fair value of these assets to be $3,594,764.

5. REVOLVING CREDIT FACILITIES AND INTEREST RATE SWAP AGREEMENTS

     During the quarter ended March 31, 1997, the Company modified swap agreements previously entered under the $100.0 million revolving credit facility. The Company has now exchanged the variable rates in incremental amounts of $12.5 million per month beginning in July 1997, reaching a total notional amount of $100.0 million in February 1998. The Company terminated the previously secured caps and floors through December 1997 and secured a new cap that caps the Company's annual rate at 8.25% through December 1997.

6. INCOME TAXES

     For the quarters ended March 31, 1996 and 1997 the Company provided for federal income tax at a 35% rate and excise taxes at a 4% rate on taxable net investment income as defined by the Code and realized gains not distributed to shareholders. These tax provisions for the quarters ended March 31, 1996 and 1997 were $2.1 million and $2.2 million, respectively. For the quarter ended March 31, 1997, the Company also provided for taxes of $72,000 on Harris Williams' pre-tax income.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

7. STOCK OPTION PLANS

     The Company's two employee stock option plans, the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan"), and the 1996 Employee Stock Incentive Plan (the "1996 Plan") provide for the granting of options for 500,000 and 1,140,000 shares, respectively, of common stock to selected employees at an exercise price not less than the fair market value of the common stock on the date of the grant. The terms of each award are determined by the Board of Directors. The options vest over a five year period and expire ten years from the date of grant.

     A summary of stock option activity related to the plans is as follows:

                                                              PRICE RANGE
                                                               PER SHARE      SHARES
                                                             --------------  ---------
Outstanding, December 31, 1994.............................        --               --
     Granted...............................................    $11 -18.50      466,966
     Exercised.............................................        --               --
     Forfeited.............................................        --               --
                                                                             ---------
Outstanding, December 31, 1995.............................                    466,966
     Granted...............................................  $18.625-35.75     767,581
     Exercised.............................................  $13.50 -17.875     15,000
     Forfeited.............................................  $18.50 -26.33      25,000
                                                                             ---------
Outstanding, December 31, 1996.............................                  1,194,547
     Granted...............................................  $  34.75          125,000
     Exercised.............................................  $  18.50            4,000
     Forfeited.............................................  $  18.50           16,000
                                                                            ----------
Outstanding, March 31, 1997................................                  1,299,547
                                                                            ==========

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

8. SECONDARY OFFERING

     In February 1997, the Company completed a public offering of 3,335,000 shares of common stock at a price of $37.00 per share of which 3,146,286 shares were sold by the Company. The net proceeds to the Company of the offering, after underwriting commissions and expenses, were approximately $109,946,000.

9. DIVIDENDS AND DISTRIBUTIONS

     During the quarter ended March 31, 1997, the Company paid dividends of $4,437,910 of which $4,437,910 and $0 were derived from net operating income and realized long-term capital gains, respectively.

10. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheet for Harris Williams as of March 31, 1997 and statements of income for the quarter ended March 31, 1997 is as follows:

                                 BALANCE SHEETS

                                                                          MARCH 31,
                                                                            1997
                                                                         ---------
ASSETS
Cash and cash equivalents.............................................   $1,155,970
Accounts receivable...................................................      230,546
Other assets, net.....................................................      119,790
                                                                          ---------
     Total Assets.....................................................   $1,506,306
                                                                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities...........................................................   $  425,989
Shareholders' equity..................................................    1,080,317
                                                                         ----------
     Total liabilities and shareholders' equity.......................   $1,506,306
                                                                         ==========

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                                QUARTER ENDED MARCH 31,
                                                               -------------------------
                                                                  1996           1997
                                                               ----------     ----------
REVENUES:
Fee income...................................................   $1,277,597     $805,827
Expense reimbursements and other.............................      131,045      110,430
                                                                ----------     --------
                                                                 1,408,642      916,257
                                                                ----------     --------
EXPENSES:
Salaries and benefits........................................      498,402      417,729
Operating expenses...........................................      114,822      257,327
                                                                ----------     --------
                                                                   613,224      675,056
                                                                ----------     --------
Operating income before taxes................................      795,418      241,201
Provision for income taxes...................................            0       72,360
                                                                ----------     --------
Net income...................................................   $  795,418     $168,841
                                                                ==========     ========

     Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and transaction closing fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

     Prior to the acquisition by the Company, Harris Williams operated as a Subchapter S corporation from inception to August 1994 and as a limited partnership subsequent to August 1994. Accordingly, no provision for income tax was recorded for the quarter ended March 31, 1996. Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation and has provided for federal income taxes of $72,000 which is included in provision for income taxes in the accompanying consolidated statements of operations for the quarter ended March 31, 1997.

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

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COST OR
                                                NUMBER OF    PERCENTAGE   CONTRIBUTED
               STOCK WARRANTS                    SHARES      OWNERSHIP       VALUE        FAIR VALUE
               --------------                 -------------  ----------   ------------   ------------
Paradigm Valve Services, Inc................         30,000     12.00%    $          0   $          0
Patton Management Corporation...............            426     10.00                0        185,000
PaySys International, Inc...................         30,000      2.68           10,000         10,000
PFIC Corporation............................          5,917      6.00                0              0
PRA International, Inc......................        117,298      3.63           20,000        685,000
Pipeliner Systems, Inc......................      2,080,000     20.55           20,000              0
Precision Fixtures & Graphics, Inc..........          2,602     51.00                0              0
Precision Panel Products, Inc...............            122      8.25           15,000         15,000
Pritchard Glass, Inc........................         12,500     25.00                0              0
Quest Group International, Inc..............         88,840     17.52          275,000        275,000
Radiant Systems, Inc........................        174,642      1.52          240,000        950,000
Radio Systems Corporation...................        162,167      8.13                0      1,000,000
Rynel Ltd., Inc.............................        390,517     15.00                0              0
Scandia Technologies, Inc...................            282     22.00                0              0
Sheet Metal Specialties, Inc................            538     35.00                0              0
SkillSearch Corporation.....................          2,381      7.59          254,000        150,000
Southern Specialty Brands, Inc..............         10,000     10.00           17,500         17,500
Sqwincher Corporation.......................            111     10.00                0        140,000
Suncoast Medical Group, Inc.................        580,159     23.00           25,000              0
Suprex Corporation..........................      1,058,179      3.45                0              0
Tower Environmental, Inc....................             82     10.07           20,000              0
Trade Am International, Inc.................        335,106      6.00                0              0
TRC Acquisition Corporation.................        375,000     12.50                0              0
UltraFab, Inc...............................        120,000     12.00                0              0
Unique Electronics, Inc.....................     20% of Co.     20.00                0              0
VanGard Communications Co., LLC.............     12% of LLC     12.00                0              0
VDI Acquisition Company, LLC................     21% of LLC     21.00               26             26
Viking Moorings Acquisition, LLC............    6.5% of LLC      6.50          344,500        344,500
Virtual Resources, Inc......................              8      7.50                0        250,000
Voice FX Corporation........................        233,112      7.10          176,000        450,000
WJ Holdings, Inc............................        250,000     25.00                0              0
Zahren Alternative Power Corporation........          1,247      6.54           25,000        400,000
                                                                          ------------   ------------
  Total Warrants............................                              $  6,059,240   $ 15,893,828
                                                                          ============   ============
OTHER INVESTMENTS
Gates Communication, L.P. -- Anticipated
  royalty payments upon sale of assets......             --        --     $  1,389,628   $  1,289,628
Hancock Company -- Royalty stream from sale
  of Gitman brand name......................             --        --        1,900,000        600,000
HSA International, Inc. -- Anticipated
  proceeds from litigation..................             --        --        1,150,000      1,000,000
Capitalized workout expenses................             --        --          250,671        100,654
                                                                          ------------   ------------
  Total other investments...................                              $  4,690,299   $  2,990,282
                                                                          ============   ============
  Total Investments.........................                              $262,943,963   $275,337,296
                                                                          ============   ============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                               AS OF MARCH 31,1997


LOANS
                                                          Maturity          Cost         Coupon       Fair Value
                                                          --------          ----         ------       ----------
AB Plastics Holding Corporation                            9/27/01       $4,000,000      13.50%       $4,000,000
Affinity Fund, Inc.                                        6/29/98        1,485,000      12.50         1,498,682
Affinity Fund, Inc.                                        3/10/00        1,000,000      14.00         1,000,000
Affinity Fund, Inc.                                       12/28/98          495,000      12.50           496,328
American Corporate Literature, Inc.                        9/29/01        1,683,000      14.00         1,684,981
ARAC  Holding Co., Inc.                                    9/27/01        3,000,000      13.50         3,000,000
American Network Exchange                                 11/30/98          990,000      13.00           996,847
American Network Exchange                                  1/18/99          990,000      13.00           996,513
Amscot Holdings, Inc.                                      5/26/00          800,000      14.00           800,000
Amscot Holdings, Inc.                                      9/20/00          200,000      14.00           200,000
Amscot Holdings, Inc.                                      6/28/01          500,000      14.00           500,000
Amscot Holdings, Inc.                                     12/27/01          250,000      14.00           250,000
Argenbright Holdings Limited                                7/7/01        2,750,000      13.50         3,500,000
Ashe Industries, Inc.                                     12/28/97          990,000      12.50            82,058
Ashe Industries, Inc.                                      3/25/99          445,500      12.50            97,300
Ashe Industries, Inc.                                      5/18/99          544,500      12.50            96,524
Ashe Industries, Inc.                                      6/12/96          750,000      14.00            50,000
Ashe Industries, Inc.                                      6/12/96          285,546      14.00                 0
Associated Response Services, Inc.                         6/20/99        1,386,000      12.50         1,393,922
Associated Response Services, Inc.                         2/15/00          335,000      12.50           335,000
Associated Response Services, Inc.                          1/6/00          300,000      12.50           300,000
Associated Response Services, Inc.                         11/8/01          500,000      12.50           500,000
Associated Response Services, Inc.                         3/27/02        3,000,000      12.50         3,000,000
Assured Power, Inc.                                        10/1/00          700,000      13.50           700,000
Atlantic Security Systems, Inc. and affiliates             1/29/02        2,000,000      13.25         2,000,000
Avionics Systems, Inc.                                     7/19/01        3,000,000      13.50         3,000,000
B & N Company, Inc.                                         8/8/00        2,970,000      12.50         2,980,000
B & N Company, Inc.                                        3/28/01          990,000      13.00           992,171
BankCard Services Corporation                              1/21/98          297,000      13.00           299,550
BiTec Southeast, Inc.                                       7/1/99        2,600,321      12.70         2,615,221
BiTec Southeast, Inc.                                       8/9/01          950,000      14.00           950,000
BiTec Southeast, Inc.                                      4/30/97          350,000      14.00           350,000
C.J. Spirits, Inc.                                          6/1/97          750,171      13.50           305,796
Caldwell/VSR Inc.                                          2/28/01        1,500,000       8.00         1,500,000
Caldwell/VSR Inc.                                          9/27/01          116,000      14.00           116,000
Campus Voice, LLC                                         12/31/06        1,263,223      12.00         1,063,223
Campus Voice, LLC                                         12/31/06          300,000      12.00           300,000
Campus Voice, LLC                                         12/31/99          210,000       8.00           210,000
Cardiac Control Systems, Inc.                              3/31/00        1,500,000      13.50         1,500,000
Cartech Holdings, Inc.                                     4/29/01        1,500,000      13.00         1,500,000
Carter Kaplan Holdings, LLC                                6/22/00          594,000      14.00           119,800
Catalina Food Ingredients, Inc.                            3/30/02        3,500,000      13.00         3,500,000
Cedaron Medical, Inc.                                      6/28/01        1,500,000      13.50         1,500,000
Cell Call, Inc.                                            11/4/97          990,000      12.75           998,850
CF Data Corp.                                              3/16/00        1,732,500      13.75         1,739,800
Champion Glove Manufacturing Co.,Inc.                      7/27/00        1,250,000      13.50         1,125,000
Check Into Cash, Inc.                                      11/7/01          539,000      14.00           569,732
Check Into Cash, Inc.                                      11/7/01          500,000      14.00           500,000
Colonial Investments, Inc.                                10/16/00          800,000      13.75           800,000
Colonial Investments, Inc.                                  5/8/01          300,000      13.75           300,000
Columbus Medical                                           1/31/02        4,000,000      13.75         4,000,000
Consumat Systems, Inc.                                     11/1/00          500,000      14.00           500,000
Consumat Systems, Inc.                                      1/1/01          500,000      14.00           500,000

LOANS
                                                          Maturity          Cost         Coupon       Fair Value
                                                          --------          ----         ------       ----------
Consumat Systems, Inc.                                     3/11/01       $  500,000      14.00%       $  500,000
Consumat Systems, Inc.                                     3/26/02          500,000      14.00           500,000
Continental Diamond Cutting Co.                           10/28/99        1,500,000      13.00         1,500,000
Continental Diamond Cutting Co.                           11/16/99          200,000      13.00           200,000
Corporate Flight Mgmt, Inc.                                12/4/97          346,500      12.50           349,515
Corporate Link, Inc.                                      12/13/01          600,000      14.00           600,000
Corporate Link, Inc.                                       6/13/97          300,000      14.00           300,000
Cover All Technologies, Inc.                               3/31/02        3,000,000      12.50         3,000,000
CSM, Inc.                                                 12/31/01        1,400,000      14.00         1,400,000
Dalcon International, Inc.                                 1/31/02          150,000      13.00           150,000
Dalcon International, Inc.                                 1/31/00          200,000      13.00           200,000
Dalts, Inc.                                                4/28/01        2,000,000      13.50         2,000,000
Dalts, Inc.                                                 5/4/97          229,875      14.00           229,875
Dartech Industries                                        11/20/01        4,000,000      13.50         4,000,000
DentalCare Partners, Inc.                                  1/11/01        1,951,150      12.50         1,956,661
Eckler Industries, Inc.                                    3/12/99        3,500,000      12.00         3,500,000
Electronic Merchant Services                               2/27/00        1,237,500      13.50         1,040,204
Electronic Merchant Services                               2/29/96           34,572      14.00            34,572
Electronic Merchant Services                               2/29/96          134,000      14.00           134,000
Electronic Merchant Services                                demand           25,715      12.00            25,715
Encor Technologies, Inc.                                   3/30/02        2,052,000      13.13         2,052,000
Encor Technologies, Inc.                                   3/30/02          380,000      13.13           380,000
Encore Orthopedics, Inc.                                   7/31/00        2,620,985      13.50         2,753,642
Encore Orthopedics, Inc.                                   2/28/01        1,667,680      13.00         1,745,226
Entek Scientific, Inc.                                     6/28/01        2,500,000      13.00         2,500,000
Environmental Tectonics Corporation                        3/27/04        4,000,000      12.00         4,000,000
FDL, Inc.                                                  1/30/02        1,750,000      13.50         1,762,501
Film Technologies International, Inc.                      2/27/02        1,500,000      14.00         1,500,000
FoodNet Holdings, LLC                                      7/22/01        1,000,000      13.50         1,000,000
Fortrend Engineering Corp.                                 8/30/01        1,500,000      12.99         1,500,000
Fypro, Inc.                                               12/17/01        3,117,480      12.50         3,117,480
Fypro, Inc.                                               12/17/01          592,000       4.00           152,000
Fypro, Inc.                                               12/17/01          110,000      14.00           110,000
Gardner Wallcovering, Inc.                                 3/28/01        1,485,000      13.50         1,488,250
General Materials Management, Inc.                         7/29/01        2,500,000      13.50         2,500,000
Generation 2 Worldwide LLC                                10/31/00        2,000,000      14.00         2,000,000
Global Finance and Leasing, Inc.                            1/3/00        1,500,000      13.00         1,500,000
Global Marine Electronics, Inc.                             5/1/01        1,350,000      13.00         1,350,000
Gold Medal Products, Inc.                                 11/19/00          191,257      13.50           141,257
Golf Corporation of America, Inc.                          9/16/99          300,000      11.00            55,000
Golf Corporation of America, Inc.                         12/28/00          200,000      14.00            70,000
Golf Corporation of America, Inc.                         12/29/00          455,589      10.00            80,589
Golf Corporation of America, Inc.                          7/13/96          100,000      14.00           100,000
Golf Corporation of America, Inc.                          10/5/96           50,000      14.00            50,000
Golf Corporation of America, Inc.                          12/1/96           52,000      14.00            52,000
Golf Corporation of America, Inc.                         12/31/96           39,000      14.00            39,000
Golf Corporation of America, Inc.                          1/31/97           25,500      14.00            25,500
Golf Corporation of America, Inc.                           demand           50,600      14.00            50,600
Good Food Fast Companies, The                             12/10/01        2,500,000      13.50         2,500,000
Gulfstream International Airlines Inc.                     7/29/99        1,490,000      13.00         1,497,014
Gulfstream International Airlines Inc.                     9/25/00        1,000,000      14.00         1,000,000
Gulfstream International Airlines Inc.                     3/19/02        1,500,000      14.00         1,500,000
Home Link Services, Inc.                                  12/30/01           79,750      14.00            79,750
Horizon Medical Products, Inc.                             9/22/00        1,500,000      13.75         1,500,000
HPC America, Inc.                                          8/15/01        2,970,000      13.50         2,974,000
Hunt Incorporated                                          3/31/00        3,250,000      14.00         3,250,000
H & H Acq. Corp.                                           8/30/01        1,500,000      14.00         1,500,000
HTR, Inc.                                                 10/30/01        3,000,000      13.50         3,000,000
I.Schneid Acquisition, LLC                                  4/1/01        2,000,000      14.00         2,000,000
ILD Communications                                         5/10/01        1,500,000      13.50         1,500,000
In-Store Services, Inc.                                    4/19/00        1,188,000      14.00         1,192,800
IV Infusion Corporation                                   12/19/01        1,500,000      14.00         1,500,000
IV Infusion Corporation                                    3/31/02          500,000      14.00           500,000
Johnston County Cable, L.P.                                8/31/00        1,990,000      14.00         1,993,173
Karawia Industries, Inc.                                   3/27/02        2,500,000      14.00         2,500,000
Kentucky Kingdom, Inc.                                      4/4/99          250,000       8.25           250,000
Kentucky Kingdom, Inc.                                      1/5/98        1,980,000      12.50         1,996,984
Kentucky Kingdom, Inc.                                     9/26/99        1,200,000      10.50         1,200,000

LOANS
                                                          Maturity          Cost         Coupon       Fair Value
                                                          --------          ----         ------       ----------
Kentucky Kingdom, Inc.                                      3/1/00       $  835,000      14.00%       $  835,000
Kentucky Kingdom, Inc.                                     11/6/00        1,500,000      12.50         1,500,000
Kentucky Kingdom, Inc.                                     3/30/98        2,000,000      14.00         2,000,000
Kryptonics, Inc.                                          12/14/00        2,500,000      12.90         2,500,000
KWC Management Co., LLC                                    4/25/01          500,000      14.00            50,000
Lane Acquisition Corporation                              11/21/01        4,000,000      13.75         4,000,000
Leisure Clubs International, Inc.                           4/1/01        1,485,000      14.00         1,488,000
Leisure Clubs International, Inc.                          3/27/02          125,000      14.00           125,000
M & M Industries, Inc.                                     2/26/02        2,250,000      14.00         2,250,000
Mayo Hawaiian Corp.                                        6/27/01        2,200,000      14.00         2,200,000
MBA Marketing Corporation                                   2/4/99        1,782,000      12.50         1,793,400
McAuley's Incorporated                                     7/31/01        3,000,000      13.00         3,000,000
Medical Associates of America, Inc.                        11/1/97          385,000      12.50           392,000
Mesa International, Inc.                                   1/23/02        3,000,000      14.00         3,000,000
Metals Recycling Technologies Corp.                       10/31/01        2,000,000      14.00         2,000,000
Money Transfer Systems, Inc.                               7/24/00          247,500      14.00           248,382
Money Transfer Systems, Inc.                              12/20/00          148,500      14.00           148,900
Money Transfer Systems, Inc.                                3/1/01          148,500      14.00           148,825
Money Transfer Systems, Inc.                                5/2/01          148,500      14.00           148,725
Money Transfer Systems, Inc.                                7/8/01          148,500      14.00           148,725
Money Transfer Systems, Inc.                               10/1/01          148,500      14.00           148,650
Money Transfer Systems, Inc.                                1/5/02          245,000      14.00           245,249
Money Transfer Systems, Inc.                                3/6/02          250,000      14.00           250,000
Monogram Products, Inc.                                    6/18/01          916,000      13.50           930,000
Moore Diversified Products, Inc.                           6/16/00          800,000      13.50           800,000
Moore Diversified Products, Inc.                           3/27/02        1,000,000      13.50         1,000,000
Multicom Publishing, Inc.                                  3/29/01        1,025,000      13.00         1,198,329
Multimedia Learning, Inc.                                   5/8/00        1,500,000      14.00         1,500,000
Multimedia Learning, Inc.                                  4/18/01          500,000      13.50           500,000
Multimedia Learning, Inc.                                  9/12/01          750,000      13.50           750,000
Multi-Media Data Systems, Inc.                            11/20/01        2,000,000      14.00         2,000,000
NASC, Inc.                                                 6/26/01        1,500,000      13.50         1,500,000
NASC, Inc.                                                12/13/98          500,000      13.50           500,000
Nationwide Engine Supply, Inc.                             1/12/99        2,475,000      12.00         2,491,263
Nationwide Engine Supply, Inc.                             9/26/01        1,000,000      13.50         1,000,000
Novavision, Inc.                                          12/18/01          520,000      13.00           520,000
NRI Service and Supply L.P.                                2/13/00        2,225,000      14.00         2,235,842
Omni Home Medical, Inc.                                    3/30/02        2,000,000      14.00         2,000,000
Orchid Manufacturing Group, Inc.                           9/14/00        2,960,000      13.00         2,970,672
Orchid Manufacturing Group, Inc.                          12/28/00        1,000,000      13.50         1,000,000
Package Net, Inc.                                          9/22/00        1,697,598      13.25         1,872,531
Palco Telecom Service, Inc.                               11/22/99        1,300,000      12.00         1,300,000
Paradigm Valve Services, Inc.                             11/12/01        1,600,000      13.50         1,600,000
Patton Management Corporation                              5/26/00        1,900,000      13.50         1,900,000
PaySys International, Inc.                                  6/1/97          990,000      13.00           999,793
PRA International, Inc.                                    8/10/00        1,980,000      13.50         1,986,660
Pipeliner Systems, Inc.                                    9/30/98          980,000      10.00           994,319
Plymouth, Inc.                                             9/28/00        1,000,000      13.00         1,000,000
Precision Fixtures & Graphics, Inc.                        4/11/01        1,095,000      14.00         1,095,000
Precision Fixtures & Graphics, Inc.                        4/11/01          300,000      14.00           300,000
Precision Fixtures & Graphics, Inc.                         5/8/01          100,000      14.00           100,000
Precision Fixtures & Graphics, Inc.                        5/28/01           75,000      14.00            75,000
Precision Fixtures & Graphics, Inc.                        7/12/01           75,000      14.00            75,000
Precision Fixtures & Graphics, Inc.                        7/22/01          100,000      14.00           100,000
Precision Fixtures & Graphics, Inc.                        8/27/01          750,000      14.00           750,000
Precision Fixtures & Graphics, Inc.                         demand          100,000      14.00           100,000
Precision Fixtures & Graphics, Inc.                         3/1/97          100,000      14.00           100,000
Precision Fixtures & Graphics, Inc.                         3/1/97          151,853      14.00           151,853
Precision Fixtures & Graphics, Inc.                         5/1/97          232,616      14.00           232,616
Precision Fixtures & Graphics, Inc.                         5/1/97          275,000      14.00           275,000
Precision Panel Products, Inc.                             1/11/00        2,022,781      12.75         2,029,531
Pritchard Paint & Glass Co.                                2/14/01          567,431      14.00           567,431
Pritchard Paint & Glass Co.                                2/10/01          200,000      14.00           200,000
Protect America, Inc.                                      1/30/02        1,905,000      13.50         1,909,749
Quest Group International, Inc.                           11/15/00        1,125,000      13.25         1,160,411

LOANS
                                                          Maturity          Cost         Coupon       Fair Value
                                                          --------          ----         ------       ----------
Quest Group International, Inc.                            9/3/01      $  1,350,000      13.25%     $  1,367,500
Quest Group International, Inc.                            9/3/01            92,161      14.00            92,161
Recompute Corporation                                     2/21/02         1,300,000      13.50         1,310,000
Rocky Mountain Radio Company LLC                         11/10/01         3,000,000      13.50         3,000,000
Rynel Ltd., Inc.                                          10/1/01         1,250,000      14.00         1,250,000
Scandia Technologies, Inc.                                 4/9/01         1,825,000      14.00         1,825,000
Sheet Metal Specialties, Inc.                             6/20/01           250,000      14.00           250,000
Sheet Metal Specialties, Inc.                             12/4/01           211,750      12.00           211,750
Sheet Metal Specialties, Inc.                             1/24/02            38,250      12.00            38,250
SkillMaster, Inc.                                         3/30/02         2,475,000      13.75         2,475,417
SkillSearch Corportion                                     2/5/98           496,000      13.00           499,550
SkillSearch Corportion                                     6/1/97           300,000      14.00           300,000
Southern Specialty Brands, Inc.                           6/30/01         1,732,500      14.00         1,736,880
Solutioneering, Inc.                                      3/31/02         2,000,000      13.75         2,000,000
Sqwincher Corporation                                      2/1/98           160,000      10.00           160,000
Stratford Safety Products, Inc.                            3/1/02           575,000      13.50           577,500
Studley Products Corp.                                   11/18/99           157,000      12.00           157,000
Studley Products Corp.                                    12/1/99           440,800       8.00           440,800
Summit Publishing Group, Ltd.                             3/17/99         1,485,000      12.00         1,494,250
Summit Publishing Group, Ltd.                             7/26/01           625,000      14.00           625,000
Suncoast Medical Group, Inc.                              9/14/99           485,000      13.50           441,998
Suncoast Medical Group, Inc.                               6/7/00           495,000      14.00           445,913
Suncoast Medical Group, Inc.                              2/23/01           522,000      14.00           472,747
Suncoast Medical Group, Inc.                              2/23/01            71,700      14.00            71,700
TAC Systems, Inc.                                         3/27/02           760,000      14.00           760,000
TCOM Systems, Inc.                                         2/5/98           450,828       0.00           450,828
Teltronics, Inc.                                          2/13/02         4,250,000      11.00         4,250,000
Tower Environmental, Inc.                                11/30/98         2,440,000      10.00           116,990
Tower Environmental, Inc.                                 5/30/95           150,000      12.50            50,000
Trade Am International, Inc.                              9/30/00         4,000,000      12.75         4,000,000
TRC Acquisition Corporation                              10/21/01         2,000,000      13.50         2,000,000
UltraFab, Inc.                                            6/27/01         1,500,000      14.00         1,500,000
Unique Electronics, Inc.                                 11/30/99           600,000      10.67           600,000
Valdawn, LLC                                              4/13/00         2,399,974      13.50         2,400,000
Viking Moorings Acquisition, LLC                         12/31/01         1,655,500      13.00         1,747,372
Virtual Resources Inc.                                    8/31/01         3,000,000      14.00         3,000,000
Vista Information Solutions, Inc.                         4/30/01         2,032,157      13.50         2,110,127
Wearever Health Products, LLC                             3/31/02         1,500,000      13.50         1,500,000
WWR Technology, Inc.                                      6/30/97           247,869      13.50           252,617
Zahren Alternative Power Corp.                            1/30/00           495,000      13.00           496,321
Zahren Alternative Power Corp.                           11/27/99         1,980,000      13.00         1,990,656

                                                                       ------------                 ------------
                  SUBTOTALS                                            $275,816,682                 $269,302,787
                                                                       ------------                 ------------


LOANS DENOMINATED IN CANADIAN CURRENCY

Systech Group, Inc.                                        3/31/02          874,636      13.00           874,636
                                                                       ------------                 ------------

                  TOTAL LOANS                                          $276,691,317                 $270,177,423
                                                                       ------------                 ------------

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 1997

                                                                                             Cost or
EQUITY INTERESTS                                                             Number of     Contributed
                                                                              Shares          Value               Fair Value
                                                                             ---------     -----------           -----------
Publicly Traded Investments
-------------------------------
National Vision Associates, Ltd. Common Stock                                 208,698      $ 1,771,149           $   884,347
Trans Global Services, Inc. Common Stock - restricted                          28,088            5,300                29,902
Moovies, Inc. Common Stock - restricted                                       156,110            1,561               596,467
Premiere Technologies, Inc. Common Stock                                      128,360                0             2,363,425
Cardiac Control Systems, Inc. Common Stock - restricted                        50,000          250,000                42,291
American Network Exchange Common Stock - restricted                           139,651           21,879               199,296
Educational Medical, Inc. Common Stock - restricted                           108,198                0             1,067,100
Encore Medical Common Stock - restricted                                      461,136          711,335             1,660,090
FCOA Acquisition Corp. Common Stock - restricted                               94,335                0               555,793
QuadraMed Corporation Common Stock - restricted                                25,700                0               192,642
QuadraMed Corporation Common Stock - escrowed                                   2,856                0                     0
Radiant Systems Common Stock - restricted                                      93,454                0               601,026
Union Planters Corp. Common Stock -restricted                                   3,598                0               107,041
Virginia Gas Company Common Stock - restricted                                 54,163                0               375,982


Non-traded Equity Investments in Public Companies
-------------------------------------------------
Multicom Publishing, Inc. Preferred Stock - Series A                          235,000        1,175,000             1,175,000
Environmental Tectonics Corporation Preferred Stock - Series A                 25,000        2,500,000             2,500,000


Equity Investments in Private Companies
---------------------------------------
Skillsearch Corporation Common Stock                                            2,241          250,035               150,000
Potomac Group, Inc. Preferred Stock - Series A                                800,000        1,000,000             2,000,000
Potomac Group, Inc. Common Stock                                              479,115          289,779             1,299,038
Kentucky Kingdom, Inc. Common Stock                                            13,260          258,316             1,325,000
Golf Corporation of America, Inc. Common Stock                                100,000          100,000                     0
International Risk Control, Inc. Preferred Stock - Series A                   200,000           50,000                50,000
Dentalcare Partners, Inc. Preferred Stock - Series E                          490,978          800,000               800,000
Unique Electronics, Inc. Preferred Stock - Series A                         1,000,000        1,000,000               880,000
Pipeliner Systems, Inc. Preferred Stock - Series D                              5,000        1,000,000               900,000
Front Royal, Inc. Common Stock                                                110,000          275,000               275,000
NovaVision, Inc. Preferred Stock - Series A                                 3,720,141        3,720,141             3,720,141
Fycon Technologies, Inc. Preferred Stock - Series A                            96,000           96,000                     0
Johnston County Cable, L.P. Class A Interest in L.P.                   11.11% of L.P.          100,000               100,000
Dalcon International, Inc. Preferred Stock - Series B                         850,000          850,000               750,000
Zahren Alternative Power Corporation Common Stock                                 700          210,000               210,000
Zahren Alternative Power Corporation Preferred Stock                              200          200,000               200,000
Electronic Merchant Services Preferred Stock - Series B                           163                0                     0
PRA International, Inc. Common Stock                                           31,279          190,000               430,000
Caldwell/VSR Inc. Preferred Stock                                                 890          890,000               760,000
Precision Fixtures & Graphics, Inc. Preferred Stock                         1,500,000        1,500,000                     0
Palco Telecom Service Common Stock                                            157,895            1,579               100,000
Studley Products Corp. Common Stock                                             2,204          220,400                     0
Clearidge, Inc. Preferred Stock - Series A                                 10,800,000        2,700,000             2,700,000
Clearidge, Inc. Common Stock                                                4,000,000        1,000,000             1,000,000
Gulfstream International Airlines, Inc. Preferred Stock - Series A                216        3,000,000             3,000,000
Home Link, Inc. Preferred Stock                                             1,000,000        1,000,000               750,000
Voice FX Corporation Common Stock                                              24,078          110,001               110,001
Recompute Corporation Common Stock                                            125,000          250,000               250,000
CSM, Inc. Common Stock - Class A                                               99,673          100,000               100,000
                                                                                           -----------           -----------

    TOTAL EQUITY INTERESTS                                                                 $27,597,475           $34,209,579
                                                                                           -----------           -----------

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 1997



STOCK WARRANTS                                                                Cost or
                                              Number of      Percentage     Contributed
Publicly Traded Companies                       Shares        Ownership        Value           Fair Value
-----------------------------                   ------        ---------        -----           ----------
American Network Exchange                        13,988           0.00%        $      0        $        0
Cardiac Control Systems, Inc.                   100,000           4.35                0            84,581
Consumat Systems, Inc.                          250,000          20.00                0           328,215
Eckler Industries                               300,000           2.50                0                 0
Encore Medical                                   69,170           1.00                0            42,367
Environmental Tectonics Corporation             166,410           5.00                0                 0
Moovies, Inc.                                    20,000           0.20                0                 0
Multicom Publishing, Inc.                       163,791           2.80          800,000           148,098
Multicom Publishing, Inc.                       844,354          15.00                0                 0
Urethane Technologies, Inc.                     525,435           5.01          363,480                 0
Vista Information Solutions, Inc.             1,247,582           5.00          467,843           473,071
Virginia Gas Company                             54,163           1.52               54                 0


Private Companies
-----------------
AB Plastics Holding Corporation                 200,000          20.00                0                 0
Affinity Corporation                                550           9.67           20,000           385,000
Alvin Carter Holdings Corp.                   2% of Co.           2.00                0                 0
American Corporate Literature                   222,197          19.72           17,000            17,000
American Rockwool Acquisition Corp.           1,100,000          11.00                0                 0
Amscot Holdings, Inc.                             1,534          26.47                0                 0
Argenbright Holdings Ltd.                            18           3.50          750,000           750,000
Ashe Industries, Inc.                               255          17.14           20,000                 0
Associated Response Services, Inc.                  470          30.77           14,000         1,000,000
Assured Power, Inc.                                 374          16.00                0                 0
Atlantic Security Systems, Inc.                      99           9.00                0                 0
Auto Rental Systems, Inc.                       104,869           9.00                0                 0
Avionics Systems, Inc.                       15% of Co.          15.00                0                 0
B & N Company, Inc.                                  33           4.00           40,000                 0
BankCard Services Corporation                   149,261          28.00            3,000                 0
BiTec Southeast, Inc.                             1,480          15.00           21,000                 0
C.J. Spirits, Inc.                              180,000          10.00            7,500                 0
Caldwell/VSR Inc.                                   159          15.93                0                 0
Cartech                                         210,527          20.00                0                 0
Carter Kaplan Holdings, LLC                  24% of LLC          24.00            6,100                 0
Catalina Food Ingredients, Inc.                       5           9.25                0                 0
Cedaron Medical, Inc.                           173,981           4.25                0                 0
CellCall, Inc.                                      405           1.35           10,000            10,000
CF Data Corp.                                       257          20.50           17,500            17,500
Champion Glove Manufacturing Co., Inc.          538,614           6.88                0                 0
Check into Cash                                      53           5.00          461,000           461,000
Clearidge, Inc.                                 442,164           1.78                0                 0
CLS Corporation                                 126,997           4.22                0                 0
Colonial Investments, Inc.                          264          24.00                0                 0
Columbus Medical Holdings, LLC                   15,421          12.00                0                 0
Continental Diamond Cutting Company                 112          12.22                0                 0
Corporate Flight Mgmt., Inc.                     66,315           6.63            3,500           100,000
Corporate Link, Inc.                                190          16.00                0                 0

STOCK WARRANTS                                                                Cost or
                                              Number of      Percentage     Contributed
Private Companies                               Shares        Ownership        Value           Fair Value
-----------------                               ------        ---------        -----           ----------
CSM, Inc.                                       130,000          13.00%        $      0        $        0
Dalcon Technologies, Inc.                       250,000          20.00                0                 0
Dalt's, Inc.                                        140          28.00                0                 0
Delaware Publishing Group, Inc.                   8,534          47.67           15,000            15,000
Dentalcare Partners, Inc.                       666,022           4.98           10,000           290,000
Electronic Merchant Services                        430          12.50           12,500                 0
Encor Technologies, Inc.                              7           6.84                0                 0
Entek Scientific Corporation                    185,480           3.75                0                 0
Express Shipping Centers, Inc.                   73,752           5.09          552,402           262,386
FDL, Inc.                                           548          16.00          250,000           250,000
Film Technologies International, Inc.                 8           7.50                0                 0
Foodnet Holdings, LLC                         8% of LLC           8.00                0                 0
Fortrend Engineering Corp.                      437,552           3.25                0                 0
Front Royal, Inc.                               240,458           1.85                0           480,000
Fycon Technologies, Inc.                         58,677          15.00                0                 0
Fypro, Inc.                                     255,882          15.00                0                 0
Gardner Wallcovering, Inc.                            2           2.00           15,000            15,000
General Materials Management Inc.               600,000          10.00                0                 0
Generation 2 Worldwide LLC                   30% of LLC          30.00                0                 0
Global Finance & Leasing, Inc.                    5,000          25.00                0           425,000
Global Marine                                     5,137          18.00                0                 0
Gold Medal Products, Inc.                       102,370          32.77                0                 0
Golf Corporation of America, Inc.               350,000          28.27                0                 0
Golf Video, Inc.                                     98          49.50                0                 0
Good Food Fast Companies, The                   174,779          17.00                0                 0
Gulfstream International Airlines, Inc.             271          32.00           10,000           140,000
H & H Acqu. Corp.                                 3,600          22.50                0                 0
Home Link Services, Inc.                        166,667          20.00                0                 0
Horizon Medical Products, Inc.                    9,486           8.25                0                 0
Hoveround Corporation                               850          10.00                0         1,135,000
HPC America, Inc.                                     5           2.75           30,000            30,000
HTR, Inc.                                       849,381           6.00                0                 0
Hunt Incorporated                                    44          10.00                0           100,000
Hunt Leasing & Rental Corporation                   265          10.00                0           100,000
I. Schneid Holdings LLC                      11% of LLC          11.00                0                 0
ILD Communications                                5,429           3.20                0                 0
In Store Services, Inc.                             429          12.50           12,000            12,000
IV Infusion Corporation                         205,732          16.00                0                 0
Johnston County Cable L.P.                  27.5% of LP          27.50           10,000            10,000
Karawia Industries, Inc.                          1,391          12.00                0                 0
K.W.C.  Management Corp.                            794          24.40                0                 0
Kentucky Kingdom, Inc.                            6,132           2.00                0           610,000
Kryptonics, Inc.                                  1,255           6.39                0           400,000
Lane Acquisition Corporation                     11,667          10.00                0                 0
Leisure Clubs International, Inc.                   162          11.00           15,000                 0
Lovett's Buffet, Inc.                           337,765           5.00                0           400,000
M & M Industries, Inc.                        1,659,113          15.00                0                 0
Mayo Hawaiian Corp.                                  81           7.50                0                 0
MBA Marketing Corporation                        11,100           4.29           18,000            18,000
McAuley's Incorporated                               64           6.00                0                 0
Mesa International, Inc.                             13          11.00                0                 0
Metals Recycling Technologies Corp.             257,801           5.00                0                 0
Money Transfer Systems, Inc.                        137          12.00           15,000            15,000
Monogram Products, Inc.                           1,276           6.00           84,000            84,000
Moore Diversified Products, Inc.                     17          15.00                0                 0
Multimedia Learning, Inc.                       148,397           9.41                0           800,000
Multi-Media Data Systems, Inc.                  259,072          20.00                0                 0
NASC, Inc.                                        2,652          23.00                0                 0
Nationwide Engine Supply, Inc.                1,265,664          20.20           25,000            25,000
Novavision, Inc.                                222,222          10.00                0                 0
NRI Service and Supply, L.P.                27.5% of LP          27.50           25,000            25,000
Omni Home Medical, Inc.                           2,672          15.00                0                 0
Orchid Manufacturing, Inc.                    1,219,047           2.61           40,000           600,000
P.A. Plymouth, Inc.                              92,647          15.00                0                 0
Paradigm Valve Services, Inc.                    30,000          12.00                0                 0
Patton Management Corporation                       426          10.00                0           185,000
PaySys International, Inc.                       30,000           2.68           10,000            10,000
PRA International, Inc.                         117,298           3.16           20,000         1,615,000
Pipeliner Systems, Inc.                       2,240,000          21.79           20,000                 0
Precision Fixtures & Graphics, Inc.               2,602          51.00                0                 0

STOCK WARRANTS                                                                Cost or
                                              Number of      Percentage     Contributed
Private Companies                               Shares        Ownership        Value           Fair Value
-----------------                               ------        ---------        -----           ----------
Precision Panel Products, Inc.                      122           8.25%    $     15,000      $     15,000
Protect America, Inc.                            12,200          10.00           95,000            95,000
Pritchard Glass, Inc.                            12,500          25.00                0                 0
Quest Group International, Inc.                  88,840          17.52          275,000           275,000
Radio Systems Corporation                       162,167           8.13                0         1,000,000
Recompute Corporation                           611,144           8.00          300,000           300,000
Rynel Ltd., Inc.                                390,517          15.00                0                 0
Scandia Technologies, Inc.                          282          22.00                0                 0
Sheet Metal Specialties, Inc.                       538          35.00                0                 0
SkillMaster, Inc.                                   176           8.30           25,000            25,000
SkillSearch Corporation                           2,381           7.59          254,000           150,000
Solutioneering, Inc.                             13,135           7.50                0                 0
Southern Specialty Brands, Inc.                  10,000          10.00           17,500            17,500
Stratford Safety Products, Inc.                      70           6.50           75,000            75,000
Suncoast Medical Group, Inc.                    580,159          23.00           25,000                 0
Suprex Corporation                            1,058,179           3.45                0                 0
Systech Group, Inc.                              34,330           5.00                0                 0
TAC Systems, Inc.                               157,780           1.80                0                 0
Tower Environmental, Inc.                            82          10.07           20,000                 0
Trade Am International, Inc.                    335,106           6.00                0                 0
TRC Acquisition Corporation                     375,000          12.50                0                 0
UltraFab, Inc.                                  120,000          12.00                0                 0
Unique Electronics, Inc.                     20% of Co.          20.00                0                 0
VanGard Communications Co., LLC            14.4% of LLC          14.40                0                 0
VDI Acquisition Company, LLC                 21% of LLC          21.00               26                26
Viking Moorings Acquisition, LLC                  3,510           6.50          344,500           344,500
Virtual Resources, Inc.                               8           7.50                0           250,000
Voice FX Corporation                            233,112           8.00                0           274,000
Wearever Healthcare Products, LLC               222,375           9.00                0                 0
WJ Holdings, Inc.                               250,000          25.00                0                 0
Zahren Alternative Power Corporation              1,168           6.54           25,000           400,000
                                                                           ------------      ------------

    TOTAL WARRANTS                                                         $  5,681,905      $ 15,089,243
                                                                           ------------      ------------



OTHER INVESTMENTS (See Note 4)


SWS3, Inc. (manufacturing plant to be sold)                                $  2,086,520      $  2,086,520
Hancock Company (royalty stream to be collected
    from sale of Gitman brand name)                                        $  1,700,000      $    400,000
HSA International, Inc. (anticipated proceeds from
    litigation)                                                            $  1,150,000      $  1,000,000
Capitalized workout expenses                                               $    258,244      $    108,244
                                                                           ------------      ------------

    TOTAL OTHER INVESTMENTS                                                $  5,194,764      $  3,594,764
                                                                           ------------      ------------


TOTAL INVESTMENTS                                                          $315,165,461      $323,071,009
                                                                           ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's principal investment objectives are to achieve a high level of income from the collection of interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. The Company makes loans that are typically in the form of secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company also typically collects an up-front processing fee on each loan it originates. Harris Williams & Co. ("Harris Williams"), a wholly-owned subsidiary of the Company, typically obtains a monthly retainer fee in each transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

     The Company's financial performance in the Consolidated Statements of Operations is composed of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pretax income, and its total operating expenses, including interest expense. The second element is "realized gain
(loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments" and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes owed on retained capital gains and taxes on the pretax income of Harris Williams.

     Net Operating Income. During the quarter ended March 31, 1997, the
Company earned interest on investments of $8.0 million, a 63.3% increase over the $4.9 million earned in the same quarter of 1996. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During the first quarter of 1997, the Company collected $1.7 million in processing fees, an 84.6% increase over the $921,000 collected in the first quarter of 1996. These increases in interest income and processing fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $270.2 million at March 31, 1997, an increase of 61.9% over the $166.9 million loan portfolio balance at March 31, 1996. The
$67.2 million of loans originated during the first quarter of 1997 was a 106.8% increase over the $32.5 million of loans originated during the first quarter of 1996. Of the loans originated this quarter, $14.8 million were made to public companies with a market capitalization of less than $100.0, through the Company's newly formed, wholly-owned subsidiary Tandem Capital, Inc. In addition, the weighted average interest rate charged on the loan portfolio at March 31, 1997 was 13.2%, as compared to 12.9% at March 31, 1996. The Company also earned income from miscellaneous sources in an amount equal to $18,000 for the first quarter of 1997, primarily from interest received on loans to employees made in connection with purchases of common stock of the Company.

     The Company's interest expense increased to $2.1 million in the first quarter of 1997, a 16.7% increase over the $1.8 million paid in the first quarter of 1996. The increase in interest expense was primarily attributable to increased borrowings from the SBA and under the Company's revolving credit facilities for the period prior to the consummation of the Company's fourth public offering of stock at which time certain debt was repaid. The Company's total borrowings were $90 million on March 31, 1997 and $108.2 million on March 31, 1996.

     Overhead and amortization of borrowing costs totaled $1.6 million in the first quarter of 1997, a 14.3% increase over the $1.4 million of such expenses in the first quarter of 1996. These increases can be largely attributed to the increase in the number of employees to 26 in March 1997 from 16 in March 1996. Although the dollar amount of these expenses increased between the periods, annualized overhead expenses as a percentage of average assets decreased to 1.7% for the first quarter of 1997 from 2.5% for the first quarter of 1996. The 1996 expenses were increased by the Company's prior practice of expensing bonuses when paid in the first quarter. In June 1996, the Company modified its practice to current accrual of bonuses.

     During the first quarter of 1997, Harris Williams had revenues of $916,000, a decrease from $1.4 million in the first quarter of 1996. During the first quarter of 1997, Harris Williams had pretax income of $241,000, a decrease from $795,000 in pretax income in the first quarter of 1996. The Company anticipates that revenues generated by Harris Williams will vary from quarter to quarter because the amount of revenues generated in a quarter is dependent upon the timing of the closing of transactions and the size of the transactions. In the first quarter of 1997, two transactions with respect to which Harris Williams was providing advisory services were rescheduled to close in the second quarter of 1997 rather than the first quarter. Income taxes of $72,000 were accrued on Harris Williams' pretax income during the first quarter of 1997. No taxes were accrued on Harris Williams' pretax income in the first quarter of 1996, as Harris Williams was a partnership at that time.

     Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $4.5 million during the first quarter of 1997 and $5.8 million during the first quarter of 1996.

     The following table sets forth the details of realized gains and losses that occurred during the first quarter of 1997 and 1996.


                                                     (in thousands)
                                                   1996             1997
                                                 --------         --------
  Medical Associates of America Loan             ($1,100)
  Osco, Inc. Warrant                                  27
  WXMT, Channel 30 TV Warrant                        100
  American Remedial Technologies Warrant             450
  Premiere Technologies, Inc. Common Stock         6,279
  Eastern Food Group LLC Loan                                       (1,265)
  Gold Medal Preducts, Inc. Loan                                      (825)
  Golf Video, Inc. Loan                                               (500)
  Miscellaneous                                                        (16)
  Sqwincher Corporation Warrant                                        320
  Radiant Systems, Inc. Common Stock                                   716
  Innotech, Inc. Common Stock                                          901
  Premiere Technologies, Inc. Common Stock                           5,126
                                                ---------          --------
                                                $  5,756           $ 4,457
                                                ========           ========


Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

     Change in Unrealized Appreciation (Depreciation) of Investments. For the quarter ended March 31, 1997 and 1996, the Company recorded net increases in unrealized depreciation of investments of $4.5 million and a net increase in unrealized appreciation of $2.2 million. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets.

     The following table set forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the first quarter of 1997 and 1996.

                                                   QUARTER ENDED MARCH 31,
                                                 --------------------------
                                                    1996           1997
                                                 ----------     -----------
                                                      (in thousands)
LOANS:
Medical Associates of America, Inc.              $1,100
Tower Environmental, Inc.                           250           ($1,585)
Electronic Merchant Services, Inc.                 (200)
Cougar Power Products, Inc.                        (250)
Ashe Industries, Inc.                            (1,750)             (150)
Eastern Food Group LLC                                              1,265
Golf Video, Inc.                                                      450
Campus Voice LLC                                                     (200)
Golf Corporation of America                                          (275)

PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
Potomac Group, Inc.                                 956
Associated Response Services, Inc.                  600
Educational Medical, Inc.                           400
Capital Network System, Inc.                        250
Factory Card Outlet of America Ltd.                 171
American Remedial Technologies, Inc.               (230)
PRA International, Inc.                                             1,170
Global Finance & Leasing, Inc.                                        425
Argenbright Holdings Ltd.                                             375
HomeLink Services, Inc.                                              (250)
Express Shipping Centers, Inc.                                       (290)

PUBLIC COMPANY WARRANTS AND EQUITY
SECURITIES:
Premiere Technologies, Inc.                       1,178            (5,357)
Encore Medical, Inc.                                                  497
Educational Medical, Inc.                                             250
Innotech, Inc.                                                       (454)



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

     During the first quarter of 1997, the Company paid dividends of $4.4 million compared to the $2.4 million paid in the first quarter of 1996. Of these dividends, $4.4 million and $2.4 million were derived from net operating income for the first quarter of 1997 and 1996, respectively, and $0 and $0 were derived from realized long-term capital gains for the first quarter of 1997 and 1996, respectively.

     For the quarters ended March 31, 1997, and 1996, the Statements of Operations include a provision for state income taxes on interest totaling
$0 and $0, respectively. For the quarters ended March 31, 1997 and 1996, the Company also provided for federal income tax at a 35% rate and excise tax at a 4% rate on taxable net investment income and realized gains not distributed to shareholders. These tax provisions totaled $2.2 million and $2.1 million for the quarters ended March 31, 1997 and 1996, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $34.5 million in cash and cash equivalents. At March 31, 1997, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $9.8 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

     Traditionally, the Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated an initial public offering of 2,645,000 shares of Common Stock resulting in net proceeds of $26.5 million. In August 1995, the Company consummated a second public offering of 1,500,000 shares of Common Stock generating net proceeds to the Company of approximately $21.2 million. In June 1996, the Company consummated a third public offering of 2,300,000 shares of Common Stock generating net proceeds of $59.2 million. In February 1997, the Company consummated a fourth public offering of 3,146,286 shares of Common Stock generating net proceeds of $109.9 million. The Company has used the proceeds of these offerings to temporarily repay debt and to originate new loans.

     At March 31, 1997, total SBA borrowings were $90.0 million, the maximum amount of SBA loans available to an SBIC. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 7.02% as of March 31, 1997, and none of these borrowings mature prior to 2002.

     As of March 31, 1997, SII had no amounts outstanding under its $50.0 million revolving credit facility with First Union National Bank and a syndicate of other banks (the "Revolving Credit Facility"), which is secured by all of SII's assets and by a pledge by the Company to the lenders under the Revolving Credit Facility of SII's stock and which is also guaranteed by the Company. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David M. Resha ceases to be employed by the Company.

     To support the Company's future loan origination activities outside of SII, the Company has also established a $100.0 million five-year revolving credit facility (the "ING Credit Facility") with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (collectively "ING"). Sirrom Funding Corporation ("SFC"), a wholly-owned special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC will purchase loans originated by the Company and the related warrants and use these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 15, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which loans will serve as initial collateral for the ING Credit Facility. At March 31, 1997, no amounts were outstanding under the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility the Company has entered into various hedging arrangements. The ING Credit Facility matures on December 31, 2001. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding thereunder and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl W. Stratton are no longer employed by the Company.

     The Company believes that the $109.9 million raised in the February 1997 public offering, anticipated borrowings under the Revolving Credit Facility and the ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the

Company's investment portfolio through the first or second quarter of 1998.
In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

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

PORTFOLIO TURNOVER AND CREDIT QUALITY

     During the quarter ended March 31, 1997, the Company made loans to 50 companies totaling approximately $67.2 million and experienced 10 repayments (either partial or full) aggregating $13.6 million. During the quarter ended March 31, 1996, the Company made loans to 28 companies totaling approximately $32.5 million and experienced 5 repayments (either partial or full) aggregating approximately $4.8 million. The Company can not control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty and the first loans made by the Company begin maturing in May 1997.

     The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loan and other factors considered relevant. Loans graded 5 or 6 are placed on the Company's Credit Watch List and are serviced by a member of the Company's workout area. Loans with a grade 5 may be in default, and interest is probably not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and the Company has charged off or fully expects to charge off some part of the loan. At March 31, 1997 and 1996, the Company had loans to 13 companies with an aggregate principal balance of $16.1 million, and 7 companies with an aggregate principal balance of $11.3 million, respectively, that were graded a 5 or 6 and that were not accruing interest. Given the nature of the Company's portfolio, the Company expects some variability in the absolute dollar amount of loans graded 5 and 6 and in the ratio of loans graded 5 and 6 to the total portfolio balance.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                                            SIRROM CAPITAL CORPORATION

Date: May 13, 1997                          By: /s/ Carl W. Stratton
                                                Carl W. Stratton
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------

Exhibit 11          Computation of Earnings Per Share

Exhibit 27          Financial Data Schedule (for SEC use only)