Form 10-Q
period 1997-06-30
SIRROM CAPITAL CORP
filed 1997-08-14
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934


                   FOR THE TRANSITION PERIOD FROM          TO


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on August 5, 1997 was 15,483,613.

                               TABLE OF CONTENTS

                                                                           PAGE NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997            4

Consolidated Statements of Operations for the Three Months Ended
  June 30, 1996 and 1997 and for the Six Months Ended June 30, 1996 and 1997     5

Consolidated Statements of Cash Flows for the Three Months Ended
  June 30, 1996 and 1997 and for the Six Months Ended June 30, 1996 and 1997     6

Notes to Consolidated Financial Statements                                       7

Consolidated Portfolio of Investments as of December 31, 1996                   11

Consolidated Portfolio of Investments as of June 30, 1997                       20

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

General                                                                         33

Results of Operations                                                           33

Financial Condition, Liquidity and Capital Resources                            36

Impact of Inflation                                                             37

Risks                                                                           37

Portfolio Turnover and Credit Quality                                           37


PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                 38

ITEM 2.       CHANGES IN SECURITIES                                             38



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                              38


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          38


ITEM 5.       OTHER INFORMATION                                            39


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                             39


SIGNATURES



                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,       June 30,
                                                                                           1996             1997
                                                                                      -------------    -------------
ASSETS
------
  Investments, at fair value
     Loans                                                                            $ 221,487,385    $ 312,355,939
     Equity interests                                                                    34,965,801       38,011,186
     Warrants                                                                            15,893,828       16,837,295
     Other                                                                                2,990,282        4,277,343
                                                                                      -------------    -------------
       Total investments (cost of $262,943,963 and $362,282,827, respectively)          275,337,296      371,481,763

  Investment in unconsolidated subsidiary                                                   911,487        1,957,551
  Cash                                                                                    4,611,532          528,481
  Interest receivable                                                                     2,870,138        3,746,665
  Debenture costs (less accumulated amortization of $920,289 and $1,351,894,
    respectively)                                                                         3,690,362        3,739,029
  Fixed assets (less accumulated depreciation of $73,711 and $115,709 respectively)         275,454          381,192
  Other assets                                                                              316,797          339,900
                                                                                      -------------    -------------

       Total Assets                                                                   $ 288,013,066    $ 382,174,581
                                                                                      =============    =============



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
------------
  Debentures payable to Small Business Administration                                 $  90,000,000    $  90,000,000
  Revolving credit facilities                                                            30,858,213        9,488,000
  Interest payable                                                                        1,348,252        1,305,992
  Accrued taxes payable                                                                   4,333,144        5,025,866
  Accounts payable, accrued expenses, and other liabilities                               2,852,942        3,476,690
                                                                                      -------------    -------------


       Total Liabilities                                                                129,392,551      109,296,548
                                                                                      -------------    -------------

SHAREHOLDERS' EQUITY:
---------------------
  Common stock                                                                          140,061,092      250,126,913
  Notes receivable from employees                                                        (1,539,858)        (677,231)
  Undistributed net realized earnings                                                     7,705,948       14,229,441
  Unrealized appreciation of investments                                                 12,393,333        9,198,910
                                                                                      -------------    -------------

       Total Shareholders' Equity                                                       158,620,515      272,878,033
                                                                                      -------------    -------------

       Total Liabilities and Shareholders' Equity                                     $ 288,013,066    $ 382,174,581
                                                                                      =============    =============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                            ENDED            ENDED             ENDED            ENDED
                                                       JUNE 30, 1996    JUNE 30, 1997     JUNE 30, 1996    JUNE 30, 1997
                                                       -------------    -------------     -------------    -------------
Operating Income:
    Interest on investments                             $  5,585,856     $  9,623,500      $ 10,448,319     $ 17,651,786
    Loan processing fees                                     651,800        1,262,462         1,573,050        2,956,783
    Other income                                              62,055           12,241            62,055           29,825
                                                        ------------     ------------      ------------     ------------

          Total Operating Income                           6,299,711       10,898,203        12,083,424       20,638,394
                                                        ------------     ------------      ------------     ------------

Operating Expenses:
    Interest expense                                       2,051,288        1,818,515         3,841,275        3,960,124
    Salaries and benefits                                    659,179        1,087,354         1,407,678        1,878,810
    Other operating expenses                                 512,330          811,493           979,908        1,425,909
    Amortization expense                                      89,246          225,428           277,643          432,954
                                                        ------------     ------------      ------------     ------------

          Total Operating Expenses                         3,312,043        3,942,790         6,506,504        7,697,797
                                                        ------------     ------------      ------------     ------------


         Equity in pretax income of Harris Williams
             (before taxes of $0, $142,995, $0 and
             $215,355)                                       627,208        1,020,230         1,422,626        1,261,431
                                                        ------------     ------------      ------------     ------------

          Net Operating Income                             3,614,876        7,975,643         6,999,546       14,202,028
                                                        ------------     ------------      ------------     ------------


    Realized gain (loss) on investments                      200,000        2,987,316         5,956,489        7,444,207
    Change in unrealized appreciation
        (depreciation) of investments                      2,254,868        1,293,380         4,495,427       (3,194,421)
    Provision for income taxes                                70,000        2,339,008         2,204,960        4,648,488
                                                        ------------     ------------      ------------     ------------


          Net increase in shareholders'
               equity resulting from operations         $  5,999,744     $  9,917,331      $ 15,246,502     $ 13,803,326
                                                        ============     ============      ============     ============

                           SIRROM CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three months     Three months      Six months       Six months
                                                                      ended            ended            ended            ended
                                                                  June 30, 1996    June 30, 1997    June 30, 1996    June 30, 1997
                                                                  -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
         Net increase in partners' capital and shareholders'
              equity resulting from operations                    $   5,999,744    $   9,917,332    $  15,246,502    $  13,803,326
         Adjustments to reconcile net increase to net cash
             provided by operating activities:
             Net unrealized (appreciation) depreciation of
                investments                                          (2,254,868)      (1,293,380)      (4,495,427)       3,194,421
             Realized (gain) loss on investments                       (200,000)      (2,987,316)      (5,956,489)      (7,444,207)
             (Incr.) Decr. in investment in unconsolidated
                subsidiary                                             (627,208)        (877,235)      (1,422,626)      (1,046,076)
             Amortization of debenture costs                             87,746          160,065          274,643          429,090
             Increase in interest receivable                           (169,586)      (1,111,553)        (584,793)        (876,527)
             Increase (decrease) in accounts payable and
                accrued expenses                                      1,040,483          755,118          858,598          623,763
             Amortization of organization costs                           1,500            2,364            3,000            3,864
             Depreciation of fixed assets                                11,962           29,560           22,670           41,997
             Increase in accrued taxes payable                           43,100        2,209,999        1,279,843          692,721
             Increase in interest payable                               (14,358)        (137,306)         330,157          (42,260)
                                                                  -------------    -------------    -------------    -------------
                 Net cash provided by operating activities            3,918,515        6,667,648        5,556,078        9,380,112
                                                                  -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
             Proceeds from sale of investments                        5,506,934       23,168,351       17,238,940       43,803,516
             Investments originated or acquired                     (29,163,064)     (67,198,413)     (61,300,299)    (135,598,199)
             Purchase of fixed assets                                   (17,293)        (118,386)         (38,877)        (147,735)
             Increase in other assets                                   (16,889)         (94,332)        (407,195)        (126,966)
             Disposition of other assets                                      0                0                0                0
                                                                  -------------    -------------    -------------    -------------
                 Net cash used in investing activities              (23,690,312)     (44,242,780)     (44,507,431)     (92,069,384)
                                                                  -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
             Proceeds from debentures payable to Small
                 Business Administration                                      0                0       10,000,000                0
             Proceeds from revolving credit facilities               20,327,766       18,511,000       50,178,766       36,061,132
             Repayment of credit facility borrowings                 (9,356,000)      (9,023,000)     (27,491,000)     (57,431,345)
             Increase in debenture costs                               (250,000)         (25,336)        (512,500)        (477,757)
             Issuance of common stock                                51,402,622            7,344       51,402,622      109,953,785
             Employee shares repurchased                               (809,645)               0         (809,645)        (102,614)
             Repayment of employee notes                                440,142                0          440,142          862,627
             Stock options exercised                                          0          140,650                0          214,650
             Payment of dividends                                    (1,837,029)      (5,319,587)      (4,227,759)      (9,757,497)
             Distribution of capital gains                              405,660         (716,760)         405,660         (716,760)
                                                                  -------------    -------------    -------------    -------------
                 Net cash provided by financing activities           59,512,196        3,574,311       78,574,966       78,606,221
                                                                  -------------    -------------    -------------    -------------

         Increase (decrease) in cash and cash equivalents            39,740,399      (34,000,821)      39,623,613       (4,083,051)
         Cash and cash equivalents, beginning of period                  78,283       34,529,302          195,069        4,611,532
                                                                  =============    =============    =============    =============
         Cash and cash equivalents, end of period                 $  39,818,682    $     528,481    $  39,818,682    $     528,481
                                                                  =============    =============    =============    =============


         Supplemental disclosures of cash flow information:
                Interest paid                                     $   2,065,645    $   1,954,606    $   3,511,117        3,910,623
                                                                  =============    =============    =============    =============
                Taxes paid                                        $      12,949    $          --    $     964,066        3,738,278
                                                                  =============    =============    =============    =============

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

   Sirrom Capital Corporation (the "Company"), a Tennessee corporation, was formed in November 1994. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies. The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its net assets through equity interests primarily in small, privately owned companies. The Company generally targets small businesses that the Company believes meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co., ("Harris Williams").

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

   In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. for 898,454 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. The acquisition of Harris Williams is accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1996 and June 30, 1997 and the consolidated statements of operations and cash flows for each of the quarters and six months ended June 30, 1996 and 1997 have been restated accordingly to reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

   In December 1996, the Company formed a wholly-owned subsidiary, Sirrom Funding Corporation ("SFC") to purchase loans originated by the Company and the related warrants. These loans and warrants will be used as collateral to secure borrowings under the Company's $100.0 million revolving credit facility. SFC has also elected to be taxed as a RIC.

2. INTERIM FINANCIAL STATEMENTS

   Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 1997.

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

   At December 31, 1996 and June 30, 1997, the investment portfolio included investments totaling $275,337,296 and $359,767,902, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Realized and Unrealized Gain or Loss on Investments

   Realized gains are recorded upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized losses are recorded upon the final disposition of the cost basis of investments according to federal income tax guidelines and are calculated in the same manner. All other changes in the valuation of portfolio investments, as determined by the Board of Directors, are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations.

Derivative Financial Instruments

   The Company uses interest rate swaps to hedge interest costs on its floating rate revolving credit facilities. Any amounts paid or received on interest rate swap agreements are recognized as an adjustment to interest expense.
Gains and losses on terminated swaps are recognized over the remaining life of the underlying obligation as an adjustment to investment income or interest expense. The fair value of the swap agreements are not recognized in the consolidated financial statements as they are accounted for as hedges.

   The Company does not hold derivative financial instruments for trading purposes.

4. INVESTMENTS

   Investments consist primarily of loans made to and warrants obtained from borrowers of the Company and its SBIC subsidiary, SII. Investments are recorded at fair value as determined by the Board of Directors or by current market prices, if available, in accordance the Company's valuation policy (See
Note 3). While the Company markets to borrowers throughout the United States, approximately 46.6% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States.

   The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $15,873,178 and $20,798,845 at December 31, 1996 and June 30, 1997, respectively. The aggregate fair values of these loans as determined by the Company's Board of Directors totaled $8,683,178 and $12,648,845 at December 31, 1996 and June 30, 1997, respectively.

   Included in the investment portfolio at June 30, 1997 are Other Investments which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. The Company obtained these rights upon foreclosure of three loans. The aggregate cost of Other Investments at June 30, 1997 was $6,127,343 which represents the cost basis of the original loans plus capitalized workout expenses. The Company's Board of Directors has estimated the fair value of these investments to be $4,277,343.

5. REVOLVING CREDIT FACILITIES AND INTEREST RATE SWAP AGREEMENTS

   In June 1997, the Company terminated the two interest rate swap agreements it had entered into under the $50.0 million revolving credit facility and replaced them with a single, new swap agreement. Under the new agreement, the Company has exchanged the variable rate on $45.0 million in borrowings to a fixed rate of 8.12% through May 31, 2000.

6. INCOME TAXES

   For the quarters ended June 30, 1996 and 1997 the Company provided for federal income tax at a 35% rate and excise taxes at a 4% rate on taxable net investment income as defined by the Code and realized gains not distributed to shareholders. These tax provisions for the quarters ended June 30, 1996 and 1997 were $70,000 and $2.1 million, respectively. For the quarter ended June 30, 1997, the Company also provided for taxes of $215,355 on Harris Williams' pre-tax income.

7. STOCK OPTION PLANS

   Employee Stock Option Plans. The Company's two employee stock option plans, the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan"), and the 1996 Employee Stock Incentive Plan (the "1996 Plan") provide for the granting of options for 500,000 and 1,140,000 shares, respectively, of common stock to selected employees at an exercise price not less than the fair market value of the common stock on the date of the grant. The terms of each award are determined by the Board of Directors. The options vest over a five-year period and expire ten years from the date of grant.

         A summary of stock option activity related to the plans is as follows, and includes options that were granted subject to shareholder approval of an increase in the number of shares available for grant:

                                                                                    PRICE RANGE
                                                                                     PER SHARE              SHARES
                                                                                     ---------              ------
  Outstanding, December 31, 1994                                                                --               --
       Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      11 -18.50          466,966
       Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       --               --
       Forfeited  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       --               --
                                                                                                          ---------
  Outstanding, December 31, 1995  . . . . . . . . . . . . . . . . . . . .                                   466,966
       Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 18.625 - 35.75          767,581
       Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  13.50 -17.875           15,000
       Forfeited  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  18.50 - 26.33           25,000
                                                                                                          ---------
  Outstanding, December 31, 1996  . . . . . . . . . . . . . . . . . . . .                                 1,194,547
       Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 27.9375- 35.00          866,500
       Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $          18.50            4,000
       Forfeited  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $          18.50           16,000
                                                                                                          ---------
  Outstanding, June 30, 1997  . . . . . . . . . . . . . . . . . . . . . .                                 2,041,047
                                                                                                          =========


    Directors Stock Option Plan. During 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors which permits the issuance of options to purchase the Company's stock to non-employee directors. The plan reserves 114,000 shares of common stock for automatic grant. New directors will receive options to purchase 6,000 upon initial election to the Company's Board of Directors. The options' exercise price may not be less than the fair market value of the common stock on the date of the grant. No options were granted in 1995, options on 84,000 shares were granted in 1996 at $24.25 per share, and options on 6,000 shares were granted during the second quarter of 1997 at $27 15/16 per share. No shares were exercised prior to 1997, and during the second quarter of 1997, 5,800 shares were exercised. No shares have been forfeited to date.

8. SECONDARY OFFERING

   In February 1997, the Company completed a public offering of 3,335,000 shares of common stock at a price of $37.00 per share of which 3,146,286 shares were sold by the Company. The net proceeds to the Company of the offering, after underwriting commissions and expenses, were approximately $109,946,000.


9. DIVIDENDS AND DISTRIBUTIONS

   During the quarter ended June 30, 1997, the Company paid dividends of $6,036,347 of which $6,036,347 and $0 were derived from net operating income and realized long-term capital gains, respectively.


10. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

   As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheet for Harris Williams as of June 30, 1997 and statements of income for the quarters ended June 30, 1996 and 1997 and for the six months periods ended June 30, 1996 and 1997 are as follows:

                                 BALANCE SHEETS

                                                                                           June 30,
                                                                                             1997
                                                                                             ----
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .                      $   74,380
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .                       3,484,509
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . .                         148,976
                                                                                         ----------
     Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .                      $3,707,865
                                                                                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $1,750,313
Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .                       1,957,552
                                                                                         ----------
     Total liabilities and shareholders' equity . . . . . . . . . .                      $3,707,865
                                                                                         ==========



                                                                        THREE MONTHS                SIX  MONTHS
                                                                        ------------                -----------
                                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                                       --------------              --------------
                                                                     1996         1997          1996             1997
                                                                     ----         ----          ----             ----
  REVENUES:
  Fee income  . . . . . . . . . . . . . . . . . . . . . . .      $ 1,176,234   $ 2,674,945   $ 2,453,831      $3,480,772
  Expense reimbursements and other  . . . . . . . . . . . .           96,494       130,671       227,539         241,101
                                                                 -----------   -----------   -----------      ----------
     Total revenues . . . . . . . . . . . . . . . . . . . .        1,272,728     2,805,616     2,681,370       3,721,873
                                                                 -----------   -----------   -----------      ----------

  EXPENSES:
  Salaries and benefits . . . . . . . . . . . . . . . . . .          518,603     1,374,100     1,017,005       1,791,829
  Operating expenses  . . . . . . . . . . . . . . . . . . .          126,917       411,286       241,739         668,613
                                                                 -----------   -----------   -----------      ----------
     Total expenses   . . . . . . . . . . . . . . . . . . .          645,520     1,785,386     1,258,744       2,460,442
                                                                 -----------   -----------   -----------      ----------
  Operating income before taxes . . . . . . . . . . . . . .          627,208     1,020,230     1,422,626       1,261,431
  Provision for income taxes  . . . . . . . . . . . . . . .                0       142,995             0         215,355
                                                                 -----------   -----------   -----------      ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . .      $   627,208   $   877,235   $ 1,422,626      $1,046,076
                                                                 -----------   -----------   -----------      ----------


   Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and transaction closing fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

   Prior to the acquisition by the Company, Harris Williams operated as a Subchapter S corporation from inception to August 1994 and as a limited partnership subsequent to August 1994. Accordingly, no provision for income tax was recorded for the quarter ended June 30, 1996 and the six months ended June 30, 1996. Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1996


                                                                                            COUPON
                                                                                           INTEREST
                       LOANS                            MATURITY       COST                  RATE          FAIR VALUE
                       -----                            --------       ----                  ----          ----------
  AB Plastics Holding Corporation . . . . . .              9/27/01  $ 4,000,000             13.50%      $   4,000,000
  Affinity Fund, Inc  . . . . . . . . . . . .              6/29/98    1,485,000             12.50           1,497,932
  Affinity Fund, Inc  . . . . . . . . . . . .              3/10/00    1,000,000             14.00           1,000,000
  Affinity Fund, Inc  . . . . . . . . . . . .             12/28/98      495,000             12.50             496,079
  American Corporate Literature, Inc  . . . .              9/29/01    1,683,000             14.00           1,684,132
  ARAC Holding Co., Inc . . . . . . . . . . .              9/27/01    3,000,000             13.50           3,000,000
  American Network Exchange . . . . . . . . .             11/30/98      990,000             13.00             996,346
  American Network Exchange . . . . . . . . .              1/18/99      990,000             13.00             996,012
  Amscot Holdings, Inc  . . . . . . . . . . .              5/26/00      800,000             14.00             800,000
  Amscot Holdings, Inc  . . . . . . . . . . .              9/20/00      200,000             14.00             200,000
  Amscot Holdings, Inc  . . . . . . . . . . .              6/28/01      500,000             14.00             500,000
  Amscot Holdings, Inc  . . . . . . . . . . .             12/27/01      250,000             14.00             250,000
  Argenbright Holdings Limited  . . . . . . .               7/7/01    2,750,000             13.50           3,500,000
  Ashe Industries, Inc  . . . . . . . . . . .             12/28/97      990,000             12.50             132,058
  Ashe Industries, Inc  . . . . . . . . . . .              3/25/99      445,500             12.50             122,300
  Ashe Industries, Inc  . . . . . . . . . . .              5/18/99      544,500             12.50             121,524
  Ashe Industries, Inc  . . . . . . . . . . .              6/12/96      750,000             14.00             100,000
  Ashe Industries, Inc  . . . . . . . . . . .              6/12/96      285,546             14.00                   0
  Associated Response Services, Inc . . . . .              6/20/99    1,386,000             12.50           1,393,223
  Associated Response Services, Inc . . . . .              2/15/00      335,000             12.50             335,000
  Associated Response Services, Inc . . . . .               1/6/00      300,000             12.50             300,000
  Associated Response Services, Inc . . . . .              11/8/01      500,000             12.50             500,000
  Assured Power, Inc  . . . . . . . . . . . .              10/1/00      700,000             13.50             700,000
  Avionics Systems, Inc . . . . . . . . . . .              7/19/01    3,000,000             13.50           3,000,000
  B & N Company, Inc  . . . . . . . . . . . .               8/8/00    2,970,000             12.50           2,978,500
  B & N Company, Inc  . . . . . . . . . . . .              3/28/01      990,000             13.00             991,670
  BankCard Services Corporation . . . . . . .              1/21/98      297,000             13.00             299,400
  BiTec Southeast, Inc  . . . . . . . . . . .               7/1/99    2,600,321             12.70           2,614,171
  BiTec Southeast, Inc  . . . . . . . . . . .               8/9/01      950,000             14.00             950,000
  C.J. Spirits, Inc . . . . . . . . . . . . .               6/1/97      750,171             13.50             455,796
  Caldwell/VSR Inc  . . . . . . . . . . . . .              2/28/01    1,500,000              8.00           1,500,000
  Caldwell/VSR Inc  . . . . . . . . . . . . .              9/27/01      116,000             14.00             116,000
  Cardiac Control Systems, Inc  . . . . . . .              3/31/00    1,500,000             13.50           1,500,000
  Cartech Holdings, Inc . . . . . . . . . . .              4/29/01    1,500,000             13.00           1,500,000
  Carter Kaplan Holdings, LLC . . . . . . . .              6/22/00      594,000             14.00              94,800
  Cedaron Medical, Inc  . . . . . . . . . . .              6/28/01    1,500,000             13.50           1,500,000
  Cell Call, Inc  . . . . . . . . . . . . . .              11/4/97      990,000             12.75             998,349
  CF Data Corp  . . . . . . . . . . . . . . .              3/16/00    1,732,500             13.75           1,738,924
  Champion Glove Manufacturing Co., Inc . . .              7/27/00    1,250,000             13.50           1,250,000
  Colonial Investments, Inc . . . . . . . . .             10/16/00      800,000             13.75             800,000
  Colonial Investments, Inc . . . . . . . . .               5/8/01      300,000             13.75             300,000


                                                                                            COUPON
                                                                                           INTEREST
                       LOANS                            MATURITY       COST                  RATE          FAIR VALUE
                       -----                            --------       ----                  ----          ----------
  Consumat Systems, Inc . . . . . . . . . . .              11/1/00  $   500,000             14.00%      $     500,000
  Consumat Systems, Inc . . . . . . . . . . .               1/1/01      500,000             14.00             500,000
  Consumat Systems, Inc . . . . . . . . . . .              3/11/01      500,000             14.00             500,000
  Continental Diamond Cutting Co  . . . . . .             10/28/99    1,500,000             13.00           1,500,000
  Continental Diamond Cutting Co  . . . . . .             11/16/99      200,000             13.00             200,000
  Corporate Flight Mgmt, Inc  . . . . . . . .              12/4/97      346,500             12.50             349,341
  Corporate Link, Inc . . . . . . . . . . . .             12/13/01      600,000             14.00             600,000
  Corporate Link, Inc . . . . . . . . . . . .              3/13/97      300,000             14.00             300,000
  CreditCorp and affiliates . . . . . . . . .              11/7/01      539,000             14.00             546,683
  Dalcon International, Inc . . . . . . . . .              1/31/02      150,000             13.00             150,000
  Dalcon International, Inc . . . . . . . . .              1/31/00      200,000             13.00             200,000
  Dalts, Inc  . . . . . . . . . . . . . . . .              4/28/01    2,000,000             13.50           2,000,000
  DentalCare Partners, Inc  . . . . . . . . .              1/11/01    1,951,150             12.50           1,956,160
  Eastern Food Group LLC  . . . . . . . . . .              8/30/00      500,000              8.00              25,000
  Eastern Food Group LLC  . . . . . . . . . .             12/20/00      200,000              8.00              25,000
  Eastern Food Group LLC  . . . . . . . . . .              1/21/01      200,000              8.00              25,000
  Eastern Food Group LLC  . . . . . . . . . .              2/14/01      265,000              8.00              25,000
  Eastern Food Group LLC  . . . . . . . . . .              4/30/01      200,000              8.00             100,000
  Eastern Food Group LLC  . . . . . . . . . .              9/10/01      180,000              8.00              80,000
  Electronic Merchant Services  . . . . . . .              2/27/00    1,237,500             13.50           1,040,204
  Electronic Merchant Services  . . . . . . .              2/29/96      168,572             14.00             168,572
  Encore Orthopedics, Inc . . . . . . . . . .              7/31/00    2,620,985             13.50           2,734,691
  Encore Orthopedics, Inc . . . . . . . . . .              2/28/01    1,667,680             13.00           1,728,609
  Entek Scientific, Inc . . . . . . . . . . .              6/28/01    2,500,000             13.00           2,500,000
  Express Shipping Centers, Inc . . . . . . .              9/22/00    1,697,598             13.25           1,844,910
  FoodNet Holdings, LLC . . . . . . . . . . .              7/22/01    1,000,000             13.50           1,000,000
  Fortrend Engineering Corp . . . . . . . . .              8/30/01    1,500,000             12.99           1,500,000
  FX Direct, Inc  . . . . . . . . . . . . . .              1/23/01    2,324,000             13.50           2,359,199
  Fypro, Inc  . . . . . . . . . . . . . . . .             12/17/01    3,117,480             12.50           3,117,480
  Fypro, Inc  . . . . . . . . . . . . . . . .             12/17/01      592,000              4.00             152,000
  Gardner Wallcovering, Inc . . . . . . . . .              3/28/01    1,485,000             13.50           1,487,500
  General Materials Management, Inc . . . . .              7/29/01    2,500,000             13.50           2,500,000
  Generation 2 Worldwide LLC  . . . . . . . .             10/31/00    2,000,000             14.00           2,000,000
  Global Finance and Leasing, Inc . . . . . .               1/3/00    1,500,000             13.00           1,500,000
  Global Marine Electronics, Inc  . . . . . .               5/1/01    1,350,000             13.00           1,350,000
  Gold Medal Products, Inc  . . . . . . . . .             11/19/00    1,250,000             13.50           1,250,000
  Gold Medal Products, Inc  . . . . . . . . .              2/15/01       25,000             13.50              25,000
  Gold Medal Products, Inc  . . . . . . . . .              6/27/01      100,000             13.50             100,000
  Gold Medal Products, Inc  . . . . . . . . .              7/31/01      100,000             13.50             100,000
  Golf Corporation of America, Inc  . . . . .              9/16/99      300,000             11.00             150,000
  Golf Corporation of America, Inc  . . . . .             12/28/00      200,000             14.00             150,000
  Golf Corporation of America, Inc  . . . . .             12/29/00      455,589             10.00             180,589
  Golf Corporation of America, Inc  . . . . .              7/13/96      100,000             14.00             100,000
  Golf Corporation of America, Inc  . . . . .              10/5/96       50,000             14.00              50,000
  Golf Corporation of America, Inc  . . . . .              12/1/96       52,000             14.00              52,000
  Golf Corporation of America, Inc  . . . . .             12/31/96       39,000             14.00              39,000
  Golf Video, Inc . . . . . . . . . . . . . .              3/27/01      500,000             14.00              50,000
  Good Food Fast Companies, The . . . . . . .             12/13/01    1,300,000             13.50           1,300,000
  Gulfstream International Airlines Inc . . .              7/29/99    1,490,000             13.00           1,496,513
  Gulfstream International Airlines Inc . . .              9/25/00    1,000,000             13.50           1,000,000


                                                                                            COUPON
                                                                                           INTEREST
                       LOANS                            MATURITY       COST                  RATE          FAIR VALUE
                       -----                            --------       ----                  ----          ----------
  Home Link Services, Inc . . . . . . . . . .             12/30/01   $   79,750             14.00%         $   79,750
  Horizon Medical Products, Inc . . . . . . .              9/22/00    1,500,000             13.75           1,500,000
  HPC America, Inc  . . . . . . . . . . . . .              8/15/01    2,970,000             13.50           2,972,500
  Hunt Incorporated . . . . . . . . . . . . .              3/31/00    3,250,000             14.00           3,250,000
  H & H Acq. Corp . . . . . . . . . . . . . .              8/30/01    1,500,000             14.00           1,500,000
  HTR, Inc  . . . . . . . . . . . . . . . . .             10/30/01    3,000,000             13.50           3,000,000
  I.Schneid Acquisition, LLC  . . . . . . . .               4/1/01    2,000,000             14.00           2,000,000
  ILD Communications  . . . . . . . . . . . .              5/10/01    1,500,000             13.50           1,500,000
  In-Store Services, Inc  . . . . . . . . . .              4/19/00    1,188,000             14.00           1,192,200
  Innotech, Inc . . . . . . . . . . . . . . .              3/22/99    1,980,000             13.00           1,991,322
  IV Infusion Corporation . . . . . . . . . .             12/19/01    1,000,000             14.00           1,000,000
  Johnston County Cable, L.P  . . . . . . . .              8/31/00    1,990,000             14.00           1,992,672
  Kentucky Kingdom, Inc . . . . . . . . . . .               4/4/99      250,000              8.25             250,000
  Kentucky Kingdom, Inc . . . . . . . . . . .               1/5/98    1,980,000             12.50           1,995,985
  Kentucky Kingdom, Inc . . . . . . . . . . .              9/26/99    1,200,000             10.50           1,200,000
  Kentucky Kingdom, Inc . . . . . . . . . . .               3/1/00      835,000             14.00             835,000
  Kentucky Kingdom, Inc . . . . . . . . . . .              11/6/00    1,500,000             12.50           1,500,000
  Kentucky Kingdom, Inc . . . . . . . . . . .              3/30/98    2,000,000             14.00           2,000,000
  Kryptonics, Inc . . . . . . . . . . . . . .             12/14/00    2,500,000             12.90           2,500,000
  KWC Management Co., LLC . . . . . . . . . .              4/25/01      500,000             14.00              50,000
  Lane Acquisition Corporation  . . . . . . .             11/21/01    4,000,000             13.75           4,000,000
  Leisure Clubs International, Inc  . . . . .               4/1/01    1,485,000             14.00           1,487,250
  Lovett's Buffet, Inc  . . . . . . . . . . .               4/1/00    2,250,000             13.00           2,250,000
  Mayo Hawaiian Corp  . . . . . . . . . . . .              6/27/01    2,200,000             14.00           2,200,000
  MBA Marketing Corporation . . . . . . . . .               2/4/99    1,782,000             12.50           1,792,500
  McAuley's Incorporated  . . . . . . . . . .              7/31/01    3,000,000             13.00           3,000,000
  Medical Associates of America, Inc  . . . .              11/1/97      385,000             12.50             392,000
  Metals Recycling Technologies, Inc  . . . .             10/31/01    2,000,000             14.00           2,000,000
  Money Transfer Systems, Inc . . . . . . . .              7/24/00      247,500             14.00             248,256
  Money Transfer Systems, Inc . . . . . . . .             12/20/00      148,500             14.00             148,825
  Money Transfer Systems, Inc . . . . . . . .               3/1/01      148,500             14.00             148,750
  Money Transfer Systems, Inc . . . . . . . .               5/2/01      148,500             14.00             148,650
  Money Transfer Systems, Inc . . . . . . . .               7/8/01      148,500             14.00             148,650
  Money Transfer Systems, Inc . . . . . . . .              10/1/01      148,500             14.00             148,575
  Monogram Products, Inc  . . . . . . . . . .              6/18/01      916,000             13.50             925,800
  Moore Diversified Products, Inc . . . . . .              6/16/00      800,000             13.50             800,000
  Multicom Publishing, Inc  . . . . . . . . .              3/29/01    2,200,000             13.00           2,333,330
  Multimedia Learning, Inc  . . . . . . . . .               5/8/00    1,500,000             14.00           1,500,000
  Multimedia Learning, Inc  . . . . . . . . .              4/18/01      500,000             13.50             500,000
  Multimedia Learning, Inc  . . . . . . . . .              9/12/01      750,000             13.50             750,000
  Multi-Media Data Systems, Inc . . . . . . .             11/20/01    2,000,000             14.00           2,000,000
  NASC, Inc . . . . . . . . . . . . . . . . .              6/26/01    1,500,000             13.50           1,500,000
  NASC, Inc . . . . . . . . . . . . . . . . .             12/13/98      500,000             13.50             500,000
  Nationwide Engine Supply, Inc . . . . . . .              1/12/99    2,475,000             12.00           2,490,012
  Nationwide Engine Supply, Inc . . . . . . .              9/26/01    1,000,000             13.50           1,000,000
  Novavision, Inc . . . . . . . . . . . . . .             12/18/01      520,000             13.00             520,000
  NRI Service and Supply L.P  . . . . . . . .              2/13/00    2,225,000             14.00           2,234,591
  Orchid Manufacturing Group, Inc . . . . . .              9/14/00    2,960,000             13.00           2,968,671
  Orchid Manufacturing Group, Inc . . . . . .             12/28/00    1,000,000             13.50           1,000,000
  Palco Telecom Service, Inc  . . . . . . . .             11/22/99    1,300,000             12.00           1,300,000


                                                                                            COUPON
                                                                                           INTEREST
                       LOANS                            MATURITY       COST                  RATE          FAIR VALUE
                       -----                            --------       ----                  ----          ----------
  Paradigm Valve Services, Inc  . . . . . . .             11/12/01  $ 1,600,000             13.50%      $   1,600,000
  Patton Management Corporation . . . . . . .              5/26/00    1,900,000             13.50           1,900,000
  PaySys International, Inc . . . . . . . . .               6/1/97      990,000             13.00             999,292
  PFIC Corporation  . . . . . . . . . . . . .              2/28/01    1,000,000             13.00           1,000,000
  Pipeliner Systems, Inc  . . . . . . . . . .              9/30/98      980,000             10.00             993,320
  Plymouth, Inc . . . . . . . . . . . . . . .              9/28/00    1,000,000             13.00           1,000,000
  PRA International, Inc  . . . . . . . . . .              8/10/00    1,980,000             13.50           1,985,661
  Precision Fixtures & Graphics, Inc  . . . .              4/11/01    1,095,000             14.00           1,095,000
  Precision Fixtures & Graphics, Inc  . . . .              4/11/01      300,000             14.00             300,000
  Precision Fixtures & Graphics, Inc  . . . .               5/8/01      100,000             14.00             100,000
  Precision Fixtures & Graphics, Inc  . . . .              5/28/01       75,000             14.00              75,000
  Precision Fixtures & Graphics, Inc  . . . .              7/12/01       75,000             14.00              75,000
  Precision Fixtures & Graphics, Inc  . . . .              7/22/01      100,000             14.00             100,000
  Precision Fixtures & Graphics, Inc  . . . .              8/27/01      750,000             14.00             750,000
  Precision Fixtures & Graphics, Inc  . . . .               demand      100,000             14.00             100,000
  Precision Panel Products, Inc . . . . . . .              1/11/00    1,485,000             12.75           1,491,000
  Pritchard Paint & Glass Co  . . . . . . . .              2/14/01      567,431             14.00             567,431
  Quest Group International, Inc  . . . . . .             11/15/00    1,125,000             13.25           1,154,162
  Quest Group International, Inc  . . . . . .               9/3/01    1,350,000             13.25           1,360,000
  Radiant Systems, Inc  . . . . . . . . . . .              6/27/01    2,760,000             14.00           2,788,000
  Radiant Systems, Inc  . . . . . . . . . . .              9/24/01    1,500,000             14.00           1,500,000
  Rocky Mountain Radio Company LLC  . . . . .             11/10/01    2,500,000             13.50           2,500,000
  Rynel Ltd., Inc . . . . . . . . . . . . . .              10/1/01    1,250,000             14.00           1,250,000
  Scandia Technologies, Inc . . . . . . . . .               4/9/01    1,825,000             14.00           1,825,000
  Sheet Metal Specialties, Inc  . . . . . . .              6/20/01      250,000             14.00             250,000
  Sheet Metal Specialties, Inc  . . . . . . .              12/4/01      211,750             12.00             211,750
  SkillSearch Corporation . . . . . . . . . .              3/10/97      150,000             14.00             150,000
  Southern Specialty Brands, Inc  . . . . . .              6/30/01    1,732,500             14.00           1,736,004
  Sqwincher Corporation . . . . . . . . . . .              1/31/00      500,000             13.50             500,000
  Studley Products Corp . . . . . . . . . . .             11/18/99      107,000             12.00             107,000
  Studley Products Corp . . . . . . . . . . .              12/1/99      440,800              8.00             440,800
  Summit Publishing Group, Ltd  . . . . . . .              3/17/99    1,485,000             12.00           1,493,500
  Summit Publishing Group, Ltd  . . . . . . .              7/26/01      625,000             14.00             625,000
  Suncoast Medical Group, Inc . . . . . . . .              9/14/99      485,000             13.50             441,998
  Suncoast Medical Group, Inc . . . . . . . .               6/7/00      495,000             14.00             445,913
  Suncoast Medical Group, Inc . . . . . . . .              2/23/01      522,000             14.00             472,747
  TCOM Systems, Inc . . . . . . . . . . . . .               2/5/98      462,610              0.00             462,608
  Tower Environmental, Inc  . . . . . . . . .             11/30/98    2,440,000             10.00           1,601,990
  Tower Environmental, Inc  . . . . . . . . .              5/30/95      150,000             12.50             150,000
  Trade Am International, Inc . . . . . . . .              9/30/00    4,000,000             12.75           4,000,000
  TRC Acquisition Corporation . . . . . . . .             10/21/01    1,000,000             13.50           1,000,000
  UltraFab, Inc . . . . . . . . . . . . . . .              6/27/01    1,500,000             14.00           1,500,000
  Unique Electronics, Inc . . . . . . . . . .             11/30/99      600,000             10.67             600,000
  Urethane Technologies, Inc  . . . . . . . .              3/16/01    1,636,520             13.50           1,697,100
  Valdawn, LLC  . . . . . . . . . . . . . . .              4/13/00    2,399,974             13.50           2,400,000
  Viking Moorings Acquisition, LLC  . . . . .             12/15/00    1,655,500             13.00           1,730,146
  Virtual Resources Inc . . . . . . . . . . .              8/16/01    3,000,000             14.00           3,000,000
  Vista Information Solutions, Inc  . . . . .              4/30/01    2,032,157             13.50           2,086,736
  WJ Holdings, Inc  . . . . . . . . . . . . .             11/19/01    4,000,000             13.50           4,000,000


                                                                            COUPON
                                                                           INTEREST
                       LOANS                    MATURITY       COST         RATE          FAIR VALUE
                       -----                    --------       ----         ----          ----------
  WWR Technology, Inc . . . . . . . . . . .      11/1/97  $    319,700      13.50%      $     324,184
  Zahren Alternative Power Corp . . . . . .      1/30/00       495,000      13.00             496,075
  Zahren Alternative Power Corp . . . . . .     11/27/99     1,980,000      13.00           1,989,663
                                                          ------------                   ------------
    Total Loans . . . . . . . . . . . . . .               $227,313,284                   $221,487,385
                                                          ============                   ============

                                                                       Number of           Cost or
                                                                       ---------           -------
                                                                    Shares/Percentage     Contributed
                                                                    -----------------     -----------
  EQUITY INTERESTS                                                      Ownership            Value          Fair Value
  ----------------                                                      ---------            -----          ----------
  PUBLICLY TRADED COMPANIES
  National Vision Associates, Ltd. Common
    Stock  . . . . . . . . . . . . .  . . . . . . . . . . .             208,698       $ 1,771,149       $     802,180
  Trans Global Services, Inc. Common
    Stock -- restricted . . . . . . . . . . . . . . . . . .              28,088             5,300              37,685
  Moovies, Inc. Common Stock -- restricted  . . . . . . . .             156,110             1,561             566,874
  Premiere Technologies, Inc. Common Stock  . . . . . . . .             328,360                 0           7,720,565
  Cardiac Control Systems, Inc. Common
    Stock -- restricted . . . . . . . . . . . . . . . . . .              50,000           250,000              52,500
  Innotech, Inc. Common Stock . . . . . . . . . . . . . . .              65,530            20,000             474,273
  American Network Exchange Common
    Stock -- restricted . . . . . . . . . . . . . . . . . .             139,651            21,879             197,839
  Educational Medical, Inc. Common
    Stock -- restricted . . . . . . . . . . . . . . . . . .             108,198                 0             817,346
  FCOA Acquisition Corp. Common Stock  --
    restricted  . . . . . . . . . . . . . . . . . . . . . .              94,335                 0             597,084
  QuadraMed Corporation Common Stock --
    restricted  . . . . . . . . . . . . . . . . . . . . . .              25,700                 0             180,275
  QuadraMed Corporation Common Stock --
    escrowed  . . . . . . . . . . . . . . . . . . . . . . .               2,856                 0                   0


  PRIVATE COMPANIES
  Skillsearch Corporation Common Stock  . . . . . . . . . .               2,241           250,035             150,000
  Potomac Group,  Inc. Preferred Stock  --  Series A  . . .             800,000         1,000,000           2,000,000
  Potomac Group, Inc. Common Stock  . . . . . . . . . . . .             479,115           289,779           1,299,038
  Kentucky Kingdom, Inc. Common Stock . . . . . . . . . . .              13,260           258,316           1,325,000
  Golf Corporation of America, Inc. Common Stock  . . . . .             100,000           100,000                   0
  International Risk Control, Inc. Preferred
    Stock -- Series A . . . . . . . . . . . . . . . . . . .             200,000            50,000              50,000
  DentalCare Partners, Inc. Preferred Stock --
    Series E  . . . . . . . . . . . . . . . . . . . . . . .             490,978           800,000             800,000
  Unique Electronics, Inc. Preferred Stock -- Series  A . .           1,000,000         1,000,000             880,000
  Pipeliner Systems, Inc. Preferred Stock --
    Series D  . . . . . . . . . . . . . . . . . . . . . . .               5,000         1,000,000             900,000
  Front Royal, Inc. Common Stock  . . . . . . . . . . . . .             110,000           275,000             275,000
  NovaVision, Inc. Preferred Stock -- Series A  . . . . . .           3,720,141         3,720,141           3,720,141
  Fycon Technologies, Inc. Preferred Stock --
    Series  A . . . . . . . . . . . . . . . . . . . . . . .              96,000            96,000                   0
  Virginia Gas Company Preferred Stock -- Series A  . . . .               2,000         2,000,000           2,000,000
  Johnston County Cable, L.P. Class A Interest
    in  L.P . . . . . . . . . . . . . . . . . . . . . . . .      11.11% of L.P.           100,000             100,000
  Dalcon International, Inc. Series B Preferred Stock . . .             850,000           850,000             750,000
  Zahren Alternative Power Corporation Common Stock . . . .                 700           210,000             210,000
  Zahren Alternative Power Corporation Preferred
    Stock . . . . . . . . . . . . . . . . . . . . . . . . .                 200           200,000             200,000
  Electronic Merchant Services Series B
  Preferred Stock . . . . . . . . . . . . . . . . . . . . .                 163                 0                   0
  PRA International, Inc. Common Stock  . . . . . . . . . .              31,279           190,000             190,000
  Caldwell/VSR Inc. Preferred Stock . . . . . . . . . . . .                 890           890,000             760,000
  Precision Fixtures & Graphics, Inc. Preferred Stock . . .           1,500,000         1,500,000                   0
  Palco Telecom Service Common Stock  . . . . . . . . . . .             157,895             1,579             100,000
  Studley Products Corp. Common Stock . . . . . . . . . . .               2,204           220,400                   0
  Clearidge, Inc. Series A Preferred Stock  . . . . . . . .          14,800,000         3,700,000           3,700,000
  Gulfstream International Airlines, Inc. Series
  A Preferred Stock . . . . . . . . . . . . . . . . . . . .                 216         3,000,000           3,000,000
  Home Link, Inc. Preferred Stock . . . . . . . . . . . . .           1,000,000         1,000,000           1,000,000
  Voice FX Corporation Common Stock . . . . . . . . . . . .              24,078           110,001             110,001
                                                                                      -----------       -------------
    Total Equity Interests  . . . . . . . . . . . . . . . .                           $24,881,140       $  34,965,801
                                                                                      ===========       =============

                                                                                         Cost or
                                                                                         -------
                                                  Number of          Percentage        Contributed
                                                  ---------          ----------        -----------
 STOCK WARRANTS                                   Shares              Ownership           Value             Fair Value
 --------------                                   ------              ---------           -----             ----------
 PUBLICLY TRADED COMPANIES
 American Network Exchange . . . . . . . . .       13,988                  0.00%      $      0            $        0
 Cardiac Control Systems, Inc  . . . . . . .      100,000                  4.35              0               104,997
 Consumat Systems, Inc . . . . . . . . . . .      250,000                 20.00              0               229,688
 Moovies, Inc  . . . . . . . . . . . . . . .       20,000                  0.20              0                     0
 Multicom Publishing, Inc  . . . . . . . . .      163,791                  2.80        800,000               138,540
 Urethane Technologies, Inc  . . . . . . . .      484,640                  4.66        363,480                42,406
 Vista Information Solutions, Inc. . . . . .    1,247,582                  5.00        467,843               491,235
 Virginia Gas Company  . . . . . . . . . . .       54,163                  1.52              0               278,034
 Virginia Gas Company  . . . . . . . . . . .       54,163                  1.52             54                     0

 PRIVATE COMPANIES
 AB Plastics Holding Corporation . . . . . .      200,000                 20.00              0                     0
 Affinity Corporation  . . . . . . . . . . .          550                  9.67         20,000               385,000
 Alternative Home Care . . . . . . . . . . .      163,695                 13.00              0                     0
 Alvin Carter Holdings Corp  . . . . . . . .     2% of Co                  2.00
 American Corporate Literature . . . . . . .      222,197                 19.72         17,000                17,000
 American Rockwool Acquisition Corp. . . . .    1,100,000                 11.00              0                     0
 Amscot Holdings, Inc  . . . . . . . . . . .        1,534                 26.47              0                     0
 Argenbright Holdings LLC  . . . . . . . . .           18                  3.50        750,000               375,000
 Ashe Industries, Inc  . . . . . . . . . . .          254                 19.35         20,000                     0
 Associated Response Services, Inc . . . . .          370                 35.20         14,000             1,000,000
 Assured Power, Inc  . . . . . . . . . . . .          374                 16.00              0                     0
 Auto Rental Systems, Inc  . . . . . . . . .      144,869                  7.00              0                     0
 Avionics Systems, Inc . . . . . . . . . . .    15% of Co                 15.00              0                     0
 B & N Company, Inc. . . . . . . . . . . . .           33                  4.00         40,000                     0
 BankCard Services Corporation . . . . . . .      149,261                 28.00          3,000                     0
 BiTec Southeast, Inc. . . . . . . . . . . .        1,480                 15.00         21,000                     0
 Carter Kaplan Holdings, LLC . . . . . . . .   24% of LLC                 24.00          6,100                     0
 C.J. Spirits, Inc . . . . . . . . . . . . .      180,000                 10.00          7,500                     0
 Caldwell/VSR Inc  . . . . . . . . . . . . .          159                 15.93              0                     0
 Cartech Holdings, Inc . . . . . . . . . . .      210,527                 20.00              0                     0
 Cedaron Medical, Inc  . . . . . . . . . . .      173,981                  4.25              0                     0
 CellCall, Inc . . . . . . . . . . . . . . .          398                  1.50         10,000               125,000
 CF Data Corp  . . . . . . . . . . . . . . .          257                 20.50         17,500                17,500
 Champion Glove Manufacturing Co., Inc . . .      538,614                  6.88              0                     0
 Clearidge, Inc  . . . . . . . . . . . . . .      442,164                  1.78              0                     0
 CLS Corporation . . . . . . . . . . . . . .      126,997                  4.22              0                     0
 Colonial Investments, Inc . . . . . . . . .          264                 24.00              0                     0
 Continental Diamond Cutting Company . . . .          112                 12.22              0                     0
 Corporate Flight Mgmt., Inc . . . . . . . .       66,315                  6.63          3,500               100,000
 Corporate Link, Inc . . . . . . . . . . . .          190                 16.00              0                     0
 CreditCorp and affiliates . . . . . . . . .           52                  5.00        461,000               461,000
 Dalcon Technologies, Inc  . . . . . . . . .      250,000                 20.00              0                     0
 Dalts, Inc  . . . . . . . . . . . . . . . .          125                 25.00              0                     0
 Delaware Publishing Group, Inc. . . . . . .        8,534                 47.67         15,000               200,000
 DentalCare Partners, Inc. . . . . . . . . .      666,022                  4.98         10,000               290,000
 Eastern Food Group LLC  . . . . . . . . . .       17,647                 15.00              0                     0
 Electronic Merchant Services. . . . . . . .          430                 12.50         12,500                     0
 Encore Orthopedics, Inc . . . . . . . . . .      577,300                  5.21        711,335             1,205,000
 Entek Scientific Corporation. . . . . . . .      185,480                  3.75              0                     0
 Express Shipping Centers, Inc . . . . . . .       73,752                  5.09        552,402               552,402


                                                                                         Cost or
                                                                                         -------
                                                  Number of          Percentage        Contributed
                                                  ---------          ----------        -----------
 STOCK WARRANTS                                    Shares             Ownership           Value             Fair Value
 --------------                                    ------             ---------           -----             ----------
 Foodnet Holdings, LLC . . . . . . . . . . .        8.00%                  8.00%       $     0           $          0
 Fortrend Engineering Corp . . . . . . . . .      437,552                  3.25              0                     0
 Front Royal, Inc  . . . . . . . . . . . . .      240,458                  1.85              0               480,000
 Fycon Technologies, Inc . . . . . . . . . .       58,677                 15.00              0                     0
 Fypro, Inc   . . . . . . .  . . . . . . . .      255,882                 15.00              0                     0
 Gardner Wallcovering, Inc . . . . . . . . .            2                  2.00         15,000                15,000
 General Materials Management Inc  . . . . .      600,000                 10.00              0                     0
 Generation 2 Worldwide LLC  . . . . . . . .   30% of LLC                 30.00              0                     0
 Global Finance & Leasing, Inc . . . . . . .        5,000                 25.00              0                     0
 Global Marine . . . . . . . . . . . . . . .        5,137                 18.00              0                     0
 Gold Medal Products, Inc  . . . . . . . . .      102,370                 32.77              0                     0
 Golf Corporation of America, Inc  . . . . .      350,000                 28.27              0                     0
 Golf Video, Inc . . . . . . . . . . . . . .           98                 49.50              0                     0
 Good Food Fast Companies, The . . . . . . .      174,779                 17.00              0                     0
 Gulfstream International Airlines, Inc  . .          413                 32.00         10,000               140,000
 H & H Acquisition Corporation . . . . . . .        3,600                 22.50              0                     0
 Home Link Services, Inc . . . . . . . . . .      166,667                 20.00              0                     0
 Horizon Medical Products, Inc . . . . . . .        9,486                  8.25              0                     0
 Hoveround Corporation . . . . . . . . . . .          850                 10.00              0             1,135,000
 HPC America, Inc  . . . . . . . . . . . . .            5                  2.75         30,000                30,000
 Hunt Incorporated . . . . . . . . . . . . .           44                 10.00              0               100,000
 Hunt Leasing & Rental Corporation . . . . .          265                 10.00              0               100,000
 HTR, Inc  . . . . . . . . . . . . . . . . .      849,381                  6.00              0                     0
 I. Schneid Holdings LLC . . . . . . . . . .   11% of LLC                 11.00              0                     0
 ILD Communications  . . . . . . . . . . . .        5,429                  3.20              0                     0
 In Store Services, Inc  . . . . . . . . . .          429                 12.50         12,000                12,000
 Johnston County Cable L.P . . . . . . . . .   5% of L.P.                 27.50         10,000                10,000
 K.W.C. Management Corp  . . . . . . . . . .          794                 24.40              0                     0
 Kentucky Kingdom, Inc . . . . . . . . . . .        6,132                  2.00              0               610,000
 Kryptonics, Inc . . . . . . . . . . . . . .        1,255                  6.40              0               400,000
 Lane Acquisition Corporation  . . . . . . .       11,667                 10.00              0                     0
 Leisure Clubs International, Inc  . . . . .          144                 10.00         15,000                15,000
 Lovett's Buffet, Inc  . . . . . . . . . . .      204,219                  3.02              0               400,000
 Mayo Hawaiian Corp  . . . . . . . . . . . .           81                  7.50              0                     0
 MBA Marketing Corporation . . . . . . . . .       11,100                  4.29         18,000                18,000
 McAuley's Incorporated  . . . . . . . . . .           64                  6.00              0                     0
 Metals Recycling Technologies Corp  . . . .      257,801                  5.00              0                     0
 Money Transfer Systems, Inc . . . . . . . .           94                  8.50         10,000                10,000
 Monogram Products, Inc  . . . . . . . . . .        1,276                  6.00         84,000                84,000
 Moore Diversified Products, Inc . . . . . .           12                 11.00              0                     0
 Multimedia Learning, Inc  . . . . . . . . .      131,697                  8.10              0               800,000
 Multi-Media Data Systems, Inc . . . . . . .      259,072                 20.00              0                     0
 NASC, Inc . . . . . . . . . . . . . . . . .        2,652                 23.00              0                     0
 Nationwide Engine Supply, Inc . . . . . . .    1,265,664                 20.20         25,000                25,000
 Novavision, Inc . . . . . . . . . . . . . .      222,222                 10.00              0                     0
 NRI Service and Supply, L.P.  . . . . . . .   7.5% of LP                 27.50         25,000                25,000
 Orchid Manufacturing, Inc . . . . . . . . .    1,219,047                  2.61         40,000               600,000
 P.A. Plymouth, Inc  . . . . . . . . . . . .       92,647                 15.00              0                     0
 Paradigm Valve Services, Inc  . . . . . . .       30,000                 12.00              0                     0
 Patton Management Corporation . . . . . . .          426                 10.00              0               185,000
 PaySys International, Inc . . . . . . . . .       30,000                  2.68         10,000                10,000

                                                                                         Cost or
                                                                                         -------
                                                     Number of       Percentage        Contributed
                                                     ---------       ----------        -----------
 STOCK WARRANTS                                       Shares          Ownership           Value          Fair Value
 --------------                                       ------          ---------           -----          ----------
 PFIC Corporation  . . . . . . . . . . . . .           5,917                6.00%             0          $         0
 PRA International, Inc  . . . . . . . . . .         117,298                3.63         20,000              685,000
 Pipeliner Systems, Inc                            2,080,000               20.55         20,000                    0
 Precision Fixtures & Graphics, Inc  . . . .           2,602               51.00              0                    0
 Precision Panel Products, Inc . . . . . . .             122                8.25         15,000               15,000
 Pritchard Glass, Inc  . . . . . . . . . . .          12,500               25.00              0                    0
 Quest Group International, Inc  . . . . . .          88,840               17.52        275,000              275,000
 Radiant Systems, Inc  . . . . . . . . . . .         174,642                1.52        240,000              950,000
 Radio Systems Corporation . . . . . . . . .         162,167                8.13              0            1,000,000
 Rynel Ltd., Inc . . . . . . . . . . . . . .         390,517               15.00              0                    0
 Scandia Technologies, Inc . . . . . . . . .             282               22.00              0                    0
 Sheet Metal Specialties, Inc  . . . . . . .             538               35.00              0                    0
 SkillSearch Corporation . . . . . . . . . .           2,381                7.59        254,000              150,000
 Southern Specialty Brands, Inc  . . . . . .          10,000               10.00         17,500               17,500
 Sqwincher Corporation . . . . . . . . . . .             111               10.00              0              140,000
 Suncoast Medical Group, Inc . . . . . . . .         580,159               23.00         25,000                    0
 Suprex Corporation. . . . . . . . . . . . .       1,058,179                3.45              0                    0
 Tower Environmental, Inc  . . . . . . . . .              82               10.07         20,000                    0
 Trade Am International, Inc . . . . . . . .         335,106                6.00              0                    0
 TRC Acquisition Corporation . . . . . . . .         375,000               12.50              0                    0
 UltraFab, Inc . . . . . . . . . . . . . . .         120,000               12.00              0                    0
 Unique Electronics, Inc.  . . . . . . . . .      20% of Co.               20.00              0                    0
 VanGard Communications Co., LLC . . . . . .      12% of LLC               12.00              0                    0
 VDI Acquisition Company, LLC  . . . . . . .      21% of LLC               21.00             26                   26
 Viking Moorings Acquisition, LLC  . . . . .       5% of LLC                6.50        344,500              344,500
 Virtual Resources, Inc  . . . . . . . . . .               8                7.50              0              250,000
 Voice FX Corporation  . . . . . . . . . . .         233,112                7.10        176,000              450,000
 WJ Holdings, Inc  . . . . . . . . . . . . .         250,000               25.00              0                    0
 Zahren Alternative Power Corporation  . . .           1,247                6.54         25,000              400,000
                                                                                   ------------         ------------
   Total Stock Warrants  . . . . . . . . . .                                       $  6,059,240         $ 15,893,828
                                                                                   ============         ============

 OTHER INVESTMENTS
 -----------------
 Gates Communication, L.P. -- Anticipated
   royalty payments upon sale of assets  . .              --                  --   $  1,389,628         $  1,289,628
 Hancock Company -- Royalty stream from sale
   of Gitman brand name  . . . . . . . . . .              --                  --      1,900,000              600,000
 HSA International, Inc. -- Anticipated
   proceeds from litigation  . . . . . . . .              --                  --      1,150,000            1,000,000
 Capitalized workout expenses  . . . . . . .              --                  --        250,671              100,654
                                                                                   ------------         ------------
   Total Other Investments . . . . . . . . .                                       $  4,690,299         $  2,990,282
                                                                                   ============         ============
   Total Investments . . . . . . . . . . . .                                       $262,943,963         $275,337,296
                                                                                   ============         ============


                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                               AS OF JUNE 30,1997




LOANS                                                   Maturity           Cost       Coupon       Fair Value
-----                                                   --------           ----       ------       ----------
AB Plastics Holding Corporation                          9/27/01       $4,000,000      13.50%      $4,000,000
Aero Products Corporation                                 6/9/02        2,500,000      13.00        2,500,000
Affinity Fund, Inc.                                      6/29/98        1,485,000      12.50        1,499,432
Affinity Fund, Inc.                                      3/10/00        1,000,000      14.00        1,000,000
Affinity Fund, Inc.                                     12/28/98          495,000      12.50          496,577
American Consolidated Labs                               4/25/02        1,575,000      13.50        1,575,000
American Corporate Literature, Inc.                      9/29/01        1,683,000      14.00        1,685,830
American Network Exchange                               11/30/98          990,000      13.00          997,348
American Network Exchange                                1/18/99          990,000      13.00          997,014
Amscot Holdings, Inc.                                    5/26/00          800,000      14.00          800,000
Amscot Holdings, Inc.                                    9/20/00          200,000      14.00          200,000
Amscot Holdings, Inc.                                    6/28/01          500,000      14.00          500,000
Amscot Holdings, Inc.                                   12/27/01          250,000      14.00          250,000
Anton Airfood, Inc.                                      5/21/02        5,000,000      13.50        5,000,000
APS America                                               4/9/02        2,000,000      13.50        2,000,000
ARAC  Holding Co., Inc.                                  9/27/01        3,000,000      13.50        3,000,600
Ashe Industries, Inc.                                    5/18/99          535,546      12.50          185,546
Associated Response Services, Inc.                       6/20/99        1,386,000      12.50        1,394,621
Associated Response Services, Inc.                       2/15/00          335,000      12.50          335,000
Associated Response Services, Inc.                        1/6/00          300,000      12.50          300,000
Associated Response Services, Inc.                       11/8/01          500,000      12.50          500,000
Associated Response Services, Inc.                       3/27/02        3,000,000      12.50        3,000,000
Assured Power, Inc.                                      10/1/00          700,000      13.50          700,000
Atlantic Security Systems, Inc. and affiliates           1/29/02        2,000,000      13.25        2,000,000
Avionics Systems, Inc.                                   7/19/01        3,000,000      13.50        3,000,000
B & N Company, Inc.                                       8/8/00        2,970,000      12.50        2,981,500
B & N Company, Inc.                                      3/28/01          990,000      13.00          992,505
BankCard Services Corporation                            1/21/98          297,000      13.00          299,700
BiTec Southeast, Inc.                                     7/1/99        2,600,321      12.70        2,616,271
BiTec Southeast, Inc.                                     8/9/01          950,000      14.00          950,000
BiTec Southeast, Inc.                                    4/30/97          350,000      14.00          350,000
BroadNet, Inc.                                            6/9/02        2,500,000      14.00        2,500,000
C.J. Spirits, Inc.                                        6/1/97          750,171      13.50           55,796
Caldwell/VSR Inc.                                        2/28/01        1,500,000       8.00        1,500,000
Caldwell/VSR Inc.                                        9/27/01           84,754      14.00           84,754
Campus Voice, LLC                                       12/31/06        1,263,223      12.00        1,063,223
Campus Voice, LLC                                       12/31/06          300,000      12.00          300,000
Campus Voice, LLC                                       12/31/99          210,000       8.00          210,000

LOANS                                                   Maturity         Cost       Coupon       Fair Value
-----                                                   --------         ----       ------       ----------
Campus Voice, LLC                                       12/31/99     $  150,000       8.00%      $  150,000
Cardiac Control Systems, Inc.                            3/31/00      1,500,000      13.50        1,500,000
Cartech Holdings, Inc.                                   4/29/01      1,500,000      13.00        1,500,000
Carter Kaplan Holdings, LLC                              6/22/00        594,000      14.00          119,800
Catalina Food Ingredients, Inc.                          3/30/02      3,500,000      13.00        3,500,000
Cedaron Medical, Inc.                                    6/28/01      1,500,000      13.50        1,500,000
Cell Call, Inc.                                          11/4/97        990,000      12.75          999,351
CF Data Corp.                                            3/16/00      1,732,500      13.75        1,740,676
Champion Glove Manufacturing Co.,Inc.                    7/27/00      1,250,000      13.50          250,000
Check Into Cash, Inc.                                    11/7/01      3,039,000      14.00        3,092,781
Colonial Investments, Inc.                              10/16/00        800,000      13.75          800,000
Colonial Investments, Inc.                                5/8/01        300,000      13.75          300,000
Columbus Medical                                         1/31/02      4,000,000      13.75        4,000,000
Consumat Systems, Inc.                                   11/1/00        500,000      14.00          500,000
Consumat Systems, Inc.                                    1/1/01        500,000      14.00          500,000
Consumat Systems, Inc.                                   3/11/01        500,000      14.00          500,000
Consumat Systems, Inc.                                   3/26/02        500,000      14.00          500,000
Continental Diamond Cutting Co.                         10/28/99      1,500,000      13.00        1,500,000
Continental Diamond Cutting Co.                         11/16/99        200,000      13.00          200,000
Corporate Flight Mgmt, Inc.                              12/4/97        346,500      12.50          349,689
Corporate Link, Inc.                                    12/13/01        600,000      14.00          600,000
Corporate Link, Inc.                                     9/13/97        300,000      14.00          300,000
Creighton Shirtmakers                                     7/1/97      1,862,000      14.00        1,862,000
CSM, Inc.                                               12/31/01      1,400,000      14.00        1,400,000
Dalcon International, Inc.                               1/31/02        150,000      13.00          150,000
Dalcon International, Inc.                               1/31/00        200,000      13.00          200,000
Dalts, Inc.                                              4/28/01      2,000,000      13.50        2,000,000
Dartek Industries                                       11/20/01      3,800,000      13.50        3,800,000
Dartek Industries                                         6/1/99        312,590      13.50          312,590
DentalCare Partners, Inc.                                1/11/01      1,981,023      12.50        1,987,035
DynaGen, Inc.                                            6/17/02      1,733,300      13.50        1,737,745
Eagle Quest*                                             6/20/02      1,600,000      13.50        1,600,000
Electronic Accessory Specialists Int'l, Inc.             6/23/02      1,600,000      13.50        1,600,000
Electronic Merchant Services                             2/27/00      1,237,500      13.50        1,040,204
Electronic Merchant Services                             2/29/96         34,572      14.00           34,572
Electronic Merchant Services                             2/29/96        134,000      14.00          134,000
Electronic Merchant Services                              demand         44,076      12.00           44,076
Encor Technologies, Inc.                                 3/30/02      2,052,000      13.13        2,052,000
Encor Technologies, Inc.                                 3/30/02        380,000      13.13          380,000
Entek IRD International Corp                             5/22/02      1,090,000      13.00        1,092,712
Entek IRD International Corp                             6/28/01      2,500,000      13.00        2,500,000
Faxnet Corporation                                       6/17/02        400,000      13.00          401,667
FDL, Inc.                                                1/30/02      1,750,000      13.50        1,775,002
Film Technologies International, Inc.                    2/27/02      1,500,000      14.00        1,500,000
FoodNet Holdings, LLC                                    7/22/01      1,000,000      13.50        1,000,000
Fortrend Engineering Corp.                               8/30/01      1,500,000      12.99        1,500,000
Fypro, Inc.                                             12/17/01      3,117,480      12.50        3,117,480
Fypro, Inc.                                             12/17/01        592,000       4.00          152,000
Fypro, Inc.                                             12/17/01        300,000      14.00          300,000

LOANS                                                   Maturity         Cost       Coupon        Fair Value
-----                                                   --------         ----       ------        ----------
Gardner Wallcovering, Inc.                               3/28/01      $1,485,000      13.50%      $1,489,000
General Materials Management, Inc.                       7/29/01       2,500,000      13.50        2,500,000
Generation 2 Worldwide LLC                              10/31/00       2,000,000      14.00        2,000,000
Global Finance and Leasing, Inc.                          1/3/00       1,500,000      13.00        1,500,000
Global Marine Electronics, Inc.                           5/1/01       1,350,000      13.00        1,350,000
Gloves Inc.                                               5/1/02       1,500,000      13.00        1,500,000
Gold Medal Products, Inc.                               11/19/00         180,885      13.50          105,885
Golf Corporation of America, Inc.                        9/16/99         300,000      11.00           30,000
Golf Corporation of America, Inc.                       12/28/00         200,000      14.00           20,000
Golf Corporation of America, Inc.                       12/29/00         455,589      10.00           30,589
Golf Corporation of America, Inc.                        7/13/96         100,000      14.00                0
Golf Corporation of America, Inc.                        10/5/96          50,000      14.00                0
Golf Corporation of America, Inc.                        12/1/96          52,000      14.00           27,000
Golf Corporation of America, Inc.                       12/31/96          39,000      14.00           29,000
Golf Corporation of America, Inc.                        1/31/97          25,500      14.00           15,500
Golf Corporation of America, Inc.                         demand          90,803      14.00           60,803
Good Food Fast Companies, The                           12/10/01       2,500,000      13.50        2,500,000
Gulfstream International Airlines Inc.                   7/29/99       1,490,000      13.00        1,497,515
Gulfstream International Airlines Inc.                   9/25/00       1,000,000      14.00        1,000,000
Gulfstream International Airlines Inc.                   3/19/02       1,500,000      14.00        1,500,000
H & H Acq. Corp.                                         8/30/01       1,500,000      14.00        1,500,000
Home Link Services, Inc.                                12/30/01         208,750      14.00          208,750
Horizon Medical Products, Inc.                           9/22/00       1,500,000      13.75        1,500,000
HPC America, Inc.                                        8/15/01       2,970,000      13.50        2,975,500
HTR, Inc.                                               10/30/01       3,000,000      13.50        3,000,000
Hunt Incorporated                                        3/31/00       3,250,000      14.00        3,250,000
I.Schneid Acquisition, LLC                                4/1/01       2,000,000      14.00        2,000,000
ILD Communications                                       5/10/01       1,500,000      13.50        1,500,000
In-Store Services, Inc.                                  4/19/00       1,188,000      14.00        1,193,400
International Displays Inc.                              5/12/02       3,965,000      14.00        3,965,000
IV Infusion Corporation                                 12/19/01       1,500,000      14.00        1,500,000
IV Infusion Corporation                                  3/31/02         500,000      14.00          500,000
IV Infusion Corporation                                 12/30/97         300,000      14.00          300,000
Johnston County Cable, L.P.                              8/31/00       1,990,000      14.00        1,993,674
Karawia Industries, Inc.                                 3/27/02       2,500,000      14.00        2,500,000
Kentucky Kingdom, Inc.                                    4/4/99         250,000       8.25          250,000
Kentucky Kingdom, Inc.                                    1/5/98       1,980,000      12.50        1,997,983
Kentucky Kingdom, Inc.                                   9/26/99       1,200,000      10.50        1,200,000
Kentucky Kingdom, Inc.                                    3/1/00         835,000      14.00          835,000
Kentucky Kingdom, Inc.                                   11/6/00       1,500,000      12.50        1,500,000
Kentucky Kingdom, Inc.                                   3/30/98       2,000,000      14.00        2,000,000
Kryptonics, Inc.                                        12/14/00       2,500,000      12.90        2,500,000
Kryptonics, Inc.                                         2/28/97         750,000      14.00          750,000
KWC Management Co., LLC                                  4/25/01         500,000      14.00           50,000
Lane Acquisition Corporation                            11/21/01       4,000,000      13.75        4,000,000
Leisure Clubs International, Inc.                         4/1/01       1,485,000      14.00        1,488,750
Leisure Clubs International, Inc.                        3/27/02         125,000      14.00          125,000
M & M Industries, Inc.                                   2/26/02       2,250,000      14.00        2,250,000
Master Graphics, Inc.                                    5/31/02       4,300,000      13.25        4,300,000

LOANS                                                   Maturity          Cost        Coupon       Fair Value
-----                                                   --------          ----        ------       ----------
Mayo Hawaiian Corp.                                      6/27/01       $2,200,000      14.00%      $2,200,000
MBA Marketing Corporation                                 2/4/99        1,782,000      12.50        1,794,300
McAuley's Incorporated                                   7/31/01        3,000,000      13.00        3,000,000
Mead Higgs Co.                                           5/19/02        1,400,000      14.00        1,400,000
Merge Technologies, Inc.                                 6/30/02        2,000,000      13.50        2,000,000
Mesa International, Inc.                                 1/23/02        3,000,000      14.00        3,000,000
Metals Recycling Technologies Corp.                     10/31/01        2,000,000      14.00        2,000,000
Money Transfer Systems, Inc.                             7/24/00          247,500      14.00          248,508
Money Transfer Systems, Inc.                            12/20/00          148,500      14.00          148,975
Money Transfer Systems, Inc.                              3/1/01          148,500      14.00          148,900
Money Transfer Systems, Inc.                              5/2/01          148,500      14.00          148,800
Money Transfer Systems, Inc.                              7/8/01          148,500      14.00          148,800
Money Transfer Systems, Inc.                             10/1/01          148,500      14.00          148,725
Money Transfer Systems, Inc.                              1/5/02          245,000      14.00          245,498
Money Transfer Systems, Inc.                              3/6/02          250,000      14.00          250,000
Moore Diversified Products, Inc.                         6/16/00          800,000      13.50          800,000
Moore Diversified Products, Inc.                         3/27/02        1,000,000      13.50        1,000,000
Multi-Media Data Systems, Inc.                          11/20/01        2,000,000      14.00        2,000,000
Multicom Publishing, Inc.                                3/29/01        1,025,000      13.00        1,238,328
Multimedia Learning, Inc.                                 5/8/00        1,500,000      14.00        1,500,000
Multimedia Learning, Inc.                                4/18/01          500,000      13.50          500,000
Multimedia Learning, Inc.                                9/12/01          750,000      13.50          750,000
NASC, Inc.                                               6/26/01        1,500,000      13.50        1,500,000
NASC, Inc.                                              12/13/98          500,000      13.50          500,000
National Health Systems                                  11/1/97          385,000      12.50          392,000
Nationwide Engine Supply, Inc.                           1/12/99        2,475,000      12.00        2,492,514
Nationwide Engine Supply, Inc.                           9/26/01        1,000,000      13.50        1,000,000
Novavision, Inc.                                        12/18/01          520,000      13.00          520,000
NRI Service and Supply L.P.                              2/13/00        2,225,000      14.00        2,237,093
Omni Home Medical, Inc.                                  3/30/02        2,000,000      14.00        2,000,000
Orchid Manufacturing Group, Inc.                         9/14/00        2,960,000      13.00        2,972,673
Orchid Manufacturing Group, Inc.                        12/28/00        1,000,000      13.50        1,000,000
Package Net, Inc.                                        9/22/00        1,697,598      13.25        1,900,152
Package Net, Inc.                                         5/1/02          250,000      13.25          250,000
Palco Telecom Service, Inc.                             11/22/99        1,300,000      12.00        1,300,000
Paradigm Valve Services, Inc.                           11/12/01        1,600,000      13.50        1,600,000
Patton Management Corporation                            5/26/00        1,900,000      13.50        1,900,000
PaySys International, Inc.                                9/1/97          890,000      13.00          900,000
Pipeliner Systems, Inc.                                  9/30/98          980,000      10.00          995,318
Plymouth, Inc.                                           9/28/00        1,000,000      13.00        1,000,000
PRA International, Inc.                                  8/10/00        1,980,000      13.50        1,987,659
Precision Panel Products, Inc.                           1/11/00        2,022,781      12.75        2,030,281
Pritchard Paint & Glass Co.                              2/14/01          567,431      14.00          567,431
Pritchard Paint & Glass Co.                              2/10/01          200,000      14.00          200,000
Protect America, Inc.                                    1/30/02        1,905,000      13.50        1,914,498
Quest Group International, Inc.                         11/15/00        1,125,000      13.25        1,166,660
Quest Group International, Inc.                           9/3/01        1,350,000      13.25        1,375,000
Quest Group International, Inc.                           9/3/01          123,601      14.00          123,601
Recompute Corporation                                    2/21/02        1,300,000      13.50        1,325,000

LOANS                                                   Maturity          Cost        Coupon      Fair Value
-----                                                   --------          ----        ------      ----------
Rocky Mountain Radio Company LLC                        11/10/01    $  3,000,000      13.50%    $  3,000,000
Rynel Ltd., Inc.                                         10/1/01       1,250,000      14.00        1,250,000
Saraventures Fixtures Inc.                               5/23/02       1,550,000      14.00        1,550,000
Scandia Technologies, Inc.                                4/9/01       1,825,000      14.00        1,825,000
Scandia Technologies, Inc.                                4/7/98         400,000      14.00          400,000
Sheet Metal Specialties, Inc.                            6/20/01         250,000      14.00          250,000
Sheet Metal Specialties, Inc.                            12/4/01         211,750      12.00          211,750
Sheet Metal Specialties, Inc.                            1/24/02          38,250      12.00           38,250
SkillMaster, Inc.                                        3/30/02       2,475,000      13.75        2,476,668
SkillSearch Corportion                                    2/5/98         496,000      13.00          499,751
SkillSearch Corportion                                    6/1/97         300,000      14.00          300,000
Solutioneering, Inc.                                     3/31/02       2,000,000      13.75        2,000,000
Southern Specialty Brands, Inc.                          6/30/02       1,732,500      14.00        1,737,756
Southern Therapy, Inc.                                   4/22/02       1,000,000      13.50        1,000,000
Sport & Social  Clubs                                    5/21/02       1,500,000      13.50        1,500,000
Sqwincher Corporation                                     2/1/98         160,000      10.00          160,000
Stratford Safety Products, Inc.                           3/1/02         575,000      13.50          581,250
Studley Products Corp.                                  11/18/99         207,000      12.00          207,000
Studley Products Corp.                                   12/1/99         440,800       8.00          440,800
Summit Publishing Group, Ltd.                            3/17/99       1,485,000      12.00        1,495,000
Summit Publishing Group, Ltd.                            7/26/01         625,000      14.00          625,000
Suncoast Medical Group, Inc.                             9/14/99         485,000      13.50          441,998
Suncoast Medical Group, Inc.                              6/7/00         495,000      14.00          445,913
Suncoast Medical Group, Inc.                             2/23/01         522,000      14.00          472,747
Suncoast Medical Group, Inc.                             2/23/01          71,700      14.00           21,700
Suncoast Medical Group, Inc.                            12/31/98         625,000      13.50          625,000
TAC Systems, Inc.                                        3/27/02         760,000      14.00          760,000
TAC Systems, Inc.                                         6/1/02         252,000      14.00          252,000
TCOM Systems, Inc.                                        2/5/98         432,888       0.00          432,888
Temps & Co.                                              5/12/02       3,000,000      13.25        3,000,000
Tower Environmental, Inc.                               11/30/98       2,440,000      10.00           41,990
Tower Environmental, Inc.                                5/30/95         150,000      12.50                0
Trade Am International, Inc.                             9/30/00       4,000,000      12.75        4,000,000
TRC Acquisition Corporation                             10/21/01       2,000,000      13.50        2,000,000
UltraFab, Inc.                                           6/27/01       1,500,000      14.00        1,500,000
Unique Electronics, Inc.                                11/30/99         600,000      10.67          600,000
Valdawn, LLC                                             4/13/00       2,399,974      13.50        2,000,000
Viking Moorings Acquisition, LLC                        12/31/01       1,655,500      13.00        1,764,598
Vista Information Solutions, Inc.                        4/30/01       2,032,157      13.50        2,133,518
Vista Information Solutions, Inc.                        4/10/02         254,936      14.00          257,189
Wearever Health Products, LLC                            3/31/02       1,500,000      13.50        1,500,000
Wolfgang Puck Food Company                               5/20/02       4,000,000      12.50        4,000,000
Zahren Alternative Power Corp.                           1/30/00         495,000      13.00          496,573
Zahren Alternative Power Corp.                          11/27/99       1,980,000      13.00        1,991,656



TANDEM CAPITAL INVESTMENTS                         Maturity         Cost         Coupon       Fair Value
--------------------------                         --------         ----         ------       ----------
Altris Software, Inc.                               6/27/02       $ 3,000,000      11.50%     $ 3,000,000
Cover-All Technologies, Inc.                        3/31/02         3,000,000      12.50        3,000,000
Environmental Tectonics Corporation                 3/27/04         4,000,000      12.00        4,000,000
Smartchoice Automotive Group                        3/12/99         3,500,000      12.00        3,500,000
SmartChoice Automotive Group                        5/13/02         4,000,000      12.00        4,000,000
Teltronics, Inc.                                    2/13/02         4,250,000      11.00        4,250,000
                                                                 ------------                ------------




LOANS DENOMINATED IN CANADIAN CURRENCY
--------------------------------------
Century Pacific Greenhouses Ltd.                    4/14/02         1,002,794      13.00        1,002,794
Quadravision Communications Ltd.                    4/11/02           437,956      13.00          437,956
Systech Group, Inc.                                 3/31/02           874,636      13.00          874,636
                                                                 ------------                ------------

    Total Loans                                                  $319,364,333                $312,355,939
                                                                 ============                ============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                                  JUNE 30, 1997

                                                                                                          Cost or
                                                                                            Number of  Contributed
EQUITY INTERESTS                                                                              Shares      Value     Fair Value
----------------                                                                               ------      -----     ----------
PUBLICLY TRADED COMPANIES

National Vision Associates, Ltd.          Common Stock                                          208,698  $1,771,149  $  903,923
Trans Global Services, Inc.               Common Stock                                           28,088           0      17,379
Moovies, Inc.                             Common Stock                                          156,110       1,561     746,401
Premiere Technologies, Inc.               Common Stock                                           50,000           0   1,157,813
Cardiac Control Systems, Inc.             Common Stock                                           50,000     250,000      44,063
American Network Exchange                 Common Stock                                           76,222      21,879     154,350
American Network Exchange                 Common Stock - escrowed                                63,429           0           0
Educational Medical, Inc.                 Common Stock                                          108,198           0     799,313
Encore Medical                            Common Stock - restricted                             464,291           0   1,609,542
FCOA Acquisition Corp.                    Common Stock                                           94,335           0     495,259
QuadraMed Corporation                     Common Stock - restricted                              25,700           0     121,433
QuadraMed Corporation                     Common Stock - escrowed                                 2,856           0           0
Radiant Systems                           Common Stock - restricted                              93,454           0   1,414,660
Virginia Gas Company                      Common Stock                                           54,163           0     511,840
American Consolidated Labs                Common Stock - restricted                           1,000,000   1,000,000     525,000

NON-TRADED EQUITY INVESTMENTS IN PUBLIC COMPANIES

Altris Software, Inc.                     Preferred Stock                                         3,000   3,000,000   3,000,000
American Consolidated Labs                Preferred Stock - Series A                          2,720,141   2,720,141   2,375,000
Environmental Tectonics Corporation       Preferred Stock - Series A                             25,000   2,500,000   2,500,000
Multicom Publishing, Inc.                 Preferred Stock - Series A                            235,000   1,175,000     950,000


PRIVATE COMPANIES

Skillsearch Corporation                   Common Stock                                            2,241     250,035     150,000
Potomac Group, Inc.                       Series A Preferred Stock                              800,000   1,000,000   2,000,000
Potomac Group, Inc.                       Common Stock                                          479,115     289,779   1,299,038
Kentucky Kingdom, Inc.                    Common Stock                                           13,260     258,316   1,325,000
Kentucky Kingdom, Inc.                    Preferred Stock                                         6,000     600,000     600,000
Golf Corporation of America, Inc.         Common Stock                                          100,000     100,000           0
International Risk Control, Inc.          Series A Preferred Stock                              200,000      50,000      50,000
Dentalcare Partners, Inc.                 Series E Preferred Stock                              490,978     800,000     800,000
Unique Electronics, Inc.                  Series A Preferred Stock                            1,000,000   1,000,000     880,000
Pipeliner Systems, Inc.                   Series D Preferred Stock                                5,000   1,000,000     800,000
Front Royal, Inc.                         Common Stock                                          110,000     275,000     275,000
Fycon Technologies, Inc.                  Series A Preferred Stock                               96,000      96,000           0
Johnston County Cable, L.P.               Class A Interest in L.P.                        11.11% of L.P     100,000      90,000
Dalcon International, Inc.                Series B Preferred Stock                              850,000     850,000     750,000
Zahren Alternative Power Corporation      Common Stock                                              700     210,000     210,000
Zahren Alternative Power Corporation      Preferred Stock                                           200     200,000     200,000
Electronic Merchant Services              Series B Preferred Stock                                  163           0           0
PRA International, Inc.                   Common Stock                                           31,279     190,000     430,000
PRA International, Inc.                   Common Stock                                          117,298      21,173   1,616,173

                                                                                                          Cost or
EQUITY INTERESTS                                                                             Number of  Contributed
                                                                                               Shares      Value     Fair Value
                                                                                               ------      -----     ----------
Caldwell/VSR Inc.                         Preferred Stock                                           890 $   890,000 $   760,000
International Displays Inc.               Preferred Stock                                     1,500,000   1,659,469           0
Palco Telecom Service                     Common Stock                                          157,895       1,579     100,000
Studley Products Corp.                    Common Stock                                            2,204     220,400           0
Clearidge, Inc.                           Series A Preferred Stock                           10,800,000   2,700,000   2,700,000
Clearidge, Inc.                           Common Stock                                        4,000,000   1,000,000   1,000,000
Gulfstream International Airlines, Inc.   Series A Preferred Stock                                  216   3,000,000   3,000,000
Home Link, Inc.                           Preferred Stock                                     1,000,000   1,000,000     750,000
Voice FX Corporation                      Common Stock                                           24,078     110,001      50,000
Recompute Corporation                     Common Stock                                          125,000     250,000     250,000
CSM, Inc.                                 Class A Common Stock                                   99,673     100,000     100,000
Relevant Knowledge, Inc.                  Series B Preferred Stock                              312,500     500,000     500,000
                                                                                                        ----------- -----------
    Total Equity Interests                                                                              $31,161,482 $38,011,186
                                                                                                        =========== ===========

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                                  JUNE 30, 1997


                                                                                   Cost or
                                                 Number of       Percentage      Contributed
STOCK WARRANTS                                     Shares        Ownership          Value         Fair Value
--------------                                     ------        ---------          -----         ----------
PUBLICLY TRADED COMPANIES

American Consolidated Labs                        720,000           6.69%        $      0        $  378,000
American Network Exchange                          13,988           0.00                0                 0
Cardiac Control Systems, Inc.                     100,000           4.35                0            88,125
Cardiac Control Systems, Inc.                      50,000           2.15                0                 0
Consumat Systems, Inc.                            250,000          20.00                0           506,250
DynaGen, Inc.                                     266,700           0.01          266,700           194,469
Encore Medical                                     69,841           0.01                0                 0
Moovies, Inc.                                      20,000           0.20                0                 0
Multicom Publishing, Inc.                         162,525           2.80          800,000           164,557
Urethane Technologies, Inc.                       525,435           5.01          363,480                 0
Vista Information Solutions, Inc.               1,247,582           5.61          467,843         1,684,236
Vista Information Solutions, Inc.                 160,000           0.63           45,064           168,000
Virginia Gas Company                               54,163           1.52               54            29,248

TANDEM CAPITAL WARRANTS
AND OPTIONS IN PUBLIC COMPANIES

Altris Software, Inc.                             300,000           3.00                0                 0
Environmental Tectonics Corporation               166,410           5.00                0           800,000
Smartchoice Automotive Group                      300,000           2.50                0                 0

PRIVATE COMPANIES

AB Plastics Holding Corporation                   200,000          20.00                0         2,875,000
APS America, Inc.                                   13.64          12.00                0                 0
Aero Products Corporation                           14.28          12.50                0                 0
Affinity Corporation                                  550           9.67           20,000            20,000
Alvin Carter Holdings Corp.                     2% of Co.           2.00                0                 0
American Corporate Literature                     222,197          19.72           17,000            17,000
American Rockwool Acquisition Corp.             1,100,000          11.00                0                 0
Amscot Holdings, Inc.                               1,534          26.47                0                 0
Anton Airfoods                                        124          11.00                0                 0
Associated Response Services, Inc.                    470          30.77           14,000         1,000,000
Assured Power, Inc.                                   374          16.00                0                 0
Atlantic Security Systems, Inc.                        99           9.00                0                 0

                                                                                   Cost or
                                                 Number of       Percentage      Contributed
STOCK WARRANTS                                     Shares        Ownership          Value         Fair Value
--------------                                     ------        ---------          -----         ----------

Auto Rental Systems, Inc.                         144,869           9.00%        $      0          $      0
Avionics Systems, Inc.                         15% of Co.          15.00                0                 0
B & N Company, Inc.                                    33           4.00           40,000                 0
BankCard Services Corporation                     149,261          28.00            3,000                 0
BiTec Southeast, Inc.                               1,480          15.00           21,000                 0
BroadNet, Inc.                                    265,568          15.00                0                 0
Carter Kaplan Holdings, LLC                    24% of LLC          24.00            6,100                 0
C.J. Spirits, Inc.                                180,000          10.00            7,500                 0
Caldwell/VSR Inc.                                     159          15.93                0                 0
Cartech Holdings, Inc.                            210,527          20.00                0                 0
Catalina Food Ingredients, Inc.                      10.2           9.25                0                 0
Cedaron Medical, Inc.                             173,981           4.25                0                 0
CellCall, Inc.                                        358           1.35           10,000            10,000
CF Data Corp.                                         257          20.50           17,500            17,500
Champion Glove Manufacturing Co., Inc.            538,614           6.88                0                 0
Check Into Cash, Inc.                                  52           5.00          461,000           461,000
Clearidge, Inc.                                   442,164           1.63                0                 0
CLS Corporation                                   126,997           4.22                0                 0
Colonial Investments, Inc.                            194          18.00                0                 0
Columbus Medical Holdings, LLC                     15,421          12.00                0                 0
Continental Diamond Cutting Company                   112          12.22                0                 0
Corporate Flight Mgmt., Inc.                       66,315           6.63            3,500             3,500
Corporate Link, Inc.                                  190          16.00                0                 0
CSM, Inc.                                         130,000          13.00                0                 0
Dalcon Technologies, Inc.                         250,000          20.00                0                 0
Dalt's, Inc.                                          140          28.00                0                 0
Dartek Industries                                 250,000          25.00                0                 0
Delaware Publishing Group, Inc.                     8,534          47.67           15,000            15,000
Dentalcare Partners, Inc.                         666,022           4.98           10,000            10,000
Electronic Accessory Specialists Int'l, Inc.        3,694           3.00                0                 0
Electronic Merchant Services                          430          12.50           12,500                 0
Encor Technologies, Inc.                                7           6.84                0                 0
Entek IRD                                          75,230           1.50          160,000           160,000
Entek IRD                                         185,480           3.75                0                 0
Express Shipping Centers, Inc.                     73,752           5.09          552,402           262,386
Faxnet, Inc.                                      190,321           2.50          100,000           100,000
FDL, Inc.                                             548          16.00          250,000           250,000
Film Technologies International, Inc.                   8           7.50                0                 0
Foodnet Holdings, LLC                               8.00%           8.00                0                 0
Fortrend Engineering Corp.                        437,552           3.25                0                 0
Front Royal, Inc.                                 240,458           1.85                0           480,000
Fycon Technologies, Inc.                           58,677          15.00                0                 0
Fypro, Inc.                                       255,882          15.00                0                 0
Gardner Wallcovering, Inc.                              2           2.00           15,000            15,000
General Materials Management Inc.                 600,000          10.00                0                 0
Generation 2 Worldwide LLC                     30% of LLC          30.00                0                 0
Global Marine                                       5,137          18.00                0                 0
Gloves Inc.                                         5,000           5.00                0                 0
Gold Medal Products, Inc.                         102,370          32.77                0                 0

                                                                                   Cost or
                                                 Number of       Percentage      Contributed
STOCK WARRANTS                                     Shares        Ownership          Value         Fair Value
--------------                                     ------        ---------          -----         ----------

Golf Corporation of America, Inc.                 350,000          31.50 %        $     0        $        0
Good Food Fast Companies, The                     174,779          17.00                0                 0
Gulfstream International Airlines, Inc.               271          21.00           10,000           140,000
H & H Acqu. Corp.                                   3,600          22.50                0                 0
Home Link Services, Inc.                          166,667          20.00                0                 0
Horizon Medical Products, Inc.                      9,486           8.25                0           200,000
Hoveround Corporation                                 850          10.00                0         1,135,000
HPC America, Inc.                                       5           2.75           30,000            30,000
HTR, Inc.                                         849,381           6.00                0                 0
Hunt Incorporated                                      44          10.00                0           100,000
Hunt Leasing & Rental Corporation                     265          10.00                0           100,000
I. Schneid Holdings LLC                        11% of LLC          11.00                0                 0
ILD Communications                                  5,429           3.20                0                 0
In Store Services, Inc.                               429          12.50           12,000            12,000
International Displays, Inc.                     1,250.25          20.00                0                 0
IV Infusion Corporation                           279,481          21.00                0                 0
Johnston County Cable L.P.                    27.5% of LP          27.50           10,000            10,000
Karawia Industries, Inc.                            1,391          12.00                0                 0
K.W.C.  Management Corp.                              794          24.40                0                 0
Kentucky Kingdom, Inc.                              7,704           2.00                0           610,000
Kryptonics, Inc.                                    1,630           8.89                0           400,000
Lane Acquisition Corporation                       11,667          10.00                0                 0
Leisure Clubs International, Inc.                     162          11.00           15,000                 0
Lovett's Buffet, Inc.                             337,765           5.00                0           400,000
M & M Industries, Inc.                          1,659,113          15.00                0                 0
Master Graphics, Inc.                                   5           5.00                0                 0
Mayo Hawaiian Corp.                                    81           7.50                0                 0
MBA Marketing Corporation                          11,100           4.29           18,000            18,000
McAuley's Incorporated                                 64           6.00                0                 0
Mead-Higgs, Inc.                                    2,500          10.00                0                 0
Merge Technologies, Inc.                           21,449           3.25                0                 0
Mesa International, Inc.                               13          11.00                0                 0
Metals Recycling Technologies Corp.               257,801           5.00                0                 0
Miller Group                                      208,375           4.00                0                 0
Money Transfer Systems, Inc.                          137          12.00           15,000            15,000
Monogram Products, Inc.                             1,276           6.00                0           116,000
Moore Diversified Products, Inc.                       17          15.00                0                 0
Multimedia Learning, Inc.                         148,397           9.41                0           650,000
Multi-Media Data Systems, Inc.                    259,072          20.00                0                 0
NASC, Inc.                                          2,652          23.00                0                 0
Nationwide Engine Supply, Inc.                  1,265,664          20.20           25,000            25,000
Novavision, Inc.                                  222,222          10.00                0                 0
NRI Service and Supply, L.P.                  27.5% of LP          27.50           25,000            25,000
Omni Home Medical, Inc.                             2,672          15.00                0                 0
Orchid Manufacturing, Inc.                      1,219,047           2.61           40,000           600,000
P.A. Plymouth, Inc.                                92,647          15.00                0                 0
Paradigm Valve Services, Inc.                      30,000          12.00                0                 0
Patton Management Corporation                         426          10.00                0           185,000
PaySys International, Inc.                         30,000           2.68           10,000            10,000

                                                                                   Cost or
                                                 Number of       Percentage      Contributed
STOCK WARRANTS                                     Shares        Ownership          Value         Fair Value
--------------                                     ------        ---------          -----         ----------
Pipeliner Systems, Inc.                         2,080,000          20.55%      $   20,000       $         0
Precision Panel Products, Inc.                        122           8.25           15,000            15,000
Protect America, Inc.                              12,200          10.00           95,000            95,000
Pritchard Glass, Inc.                              12,500          25.00                0                 0
Quest Group International, Inc.                   120,326          22.90          275,000           275,000
Recompute Corporation                             611,144           8.00          300,000           300,000
Relevant Knowledge, Inc.                           75,000            1.5                0                 0
Rynel Ltd., Inc.                                  390,517          15.00                0                 0
Saraventures Fixtures, Inc.                            25          20.00                0                 0
Scandia Technologies, Inc.                            327          25.50                0                 0
Sheet Metal Specialties, Inc.                         538          35.00                0                 0
SkillMaster, Inc.                                     176           8.30           25,000            25,000
SkillMaster, Inc.                                     111           0.05                0                 0
SkillSearch Corporation                             2,381           7.59          254,000           150,000
Solutioneering, Inc.                               13,135           7.50                0                 0
Southern Specialty Brands, Inc.                    10,000          10.00           17,500            17,500
Southern Therapy                                      248           7.50                0                 0
Sport & Social Clubs                                   11          10.00                0                 0
Stratford Safety Products, Inc.                        70           6.50           75,000            75,000
Suncoast Medical Group, Inc.                      580,159          24.00           25,000                 0
Suprex Corporation                              1,058,179           3.45                0                 0
Systech Group, Inc.                             5% of Co.           5.00                0                 0
TAC Systems, Inc.                                 157,780           1.80                0                 0
Temps & Co.                                            53           5.00                0                 0
Tower Environmental, Inc.                              82          10.07           20,000                 0
Trade Am International, Inc.                      335,106           6.00                0                 0
TRC Acquisition Corporation                       375,000          12.50                0                 0
UltraFab, Inc.                                    120,000          12.00                0                 0
Unique Electronics, Inc.                       20% of Co.          20.00                0                 0
Vangard Communications Co., LLC              14.4% of LLC          14.40                0                 0
VDI Acquisition Company, LLC                    21%of LLC          21.00               26                26
Viking Moorings Acquisition, LLC                    3,510           6.50          344,500           344,500
Voice FX Corporation                              233,112           8.00                0           400,000
Wearever Healthcare Products, LLC                 222,375           9.00                0                 0
Wearever Healthcare Products, LLC                 100,000           3.89          250,000           250,000
Wolfgang Puck Food Company                         59,650           1.00                0                 0
Zahren Alternative Power Corporation                1,247           6.54           25,000           400,000
                                                                               ----------       -----------

    Total Stock Warrants                                                       $5,629,669       $16,837,295
                                                                               ==========       ===========


OTHER INVESTMENTS
-----------------

         SWS3, Inc. (expected proceeds from sale of mfg. plant)                $3,090,728       $ 2,740,728
         Hancock Company (royalty stream to be collected
           from sale of Gitman brand name)                                      1,700,000           400,000

                                                                                Cost or
                                                                              Contributed
OTHER INVESTMENTS                                                                Value          Fair Value
-----------------                                                                -----         ------------
         HSA International, Inc. (anticipated proceeds from
           litigation)                                                        $  1,150,000     $  1,000,000
         Capitalized workout expenses                                              186,615          136,615
                                                                              ------------     ------------

    Total Other Investments                                                   $  6,127,343     $  4,277,343
                                                                              ------------     ------------


TOTAL INVESTMENTS                                                             $362,282,827     $371,481,763
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

   Net Operating Income. During the quarter ended June 30, 1997, the Company earned interest on investments of $9.6 million, a 71% increase over the $5.6 million earned in the same quarter of 1996. For the six month period ended June 30, 1997, interest on investments was $17.7 million, a 70% increase over the $10.4 million earned in the same period of 1996. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During the second quarter of 1997, the Company earned $1.3 million in processing fees, a 99% increase over the $652,000 earned in the second quarter of 1996. During the first six months of 1997, the Company earned $3.0 million in processing fees, an 87% increase over the $1.6 million earned in the first six months of 1996. These increases in interest income and processing fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $312.4 million at June 30, 1997, an increase of 67% over the $187.6 million loan portfolio balance at June 30, 1996. The $61.6 million of loans originated during the second quarter of 1997 was a 115% increase over the $28.7 million of loans originated during the second quarter of 1996. The $128.7 million of loans originated in the first half of 1997 was a 110% increase over the $61.2 million of loans originated in the first half of 1996. Of the loans originated this quarter and this half, $7.0 million and $21.7, respectively, were made to public companies with a market capitalization of less than $100.0 million, through the Company's newly formed, wholly- owned subsidiary Tandem Capital, Inc. In addition, the weighted average interest rate charged on the loan portfolio at June 30, 1997 was 13.2%, as compared to 13.0% at June 30, 1996.

   The Company's interest expense decreased to $1.8 million in the second quarter of 1997, a 17% decrease from the $2.1 million paid in the second quarter of 1996. Interest expense was $4.0 million in the first half of 1997, a 5% increase over the $3.8 million of such expenses in the first half of 1996. The decrease in the second quarter of 1997 versus 1996 resulted from repayment of amounts outstanding under the Company's revolving credit facilities from the proceeds of the public offering completed in February 1997. The increase in the first half of 1997 versus 1996 is due to increased borrowings from the SBA.

   Overhead and amortization of borrowing costs totaled $2.1 million in the second quarter of 1997, a 62% increase over the $1.3 million of such expenses in the second quarter of 1996 and $3.7 million in the first half of 1997, a 37% increase over the $2.7 million of such expenses in the first half of 1996. These increases can be largely attributed to the increase in the number of employees to 35 in June 1997 from 16 in June 1996. Although the dollar amount of these expenses increased between the periods, annualized overhead expenses as a percentage of average assets remained fairly constant at 2.0% for the second quarter of 1997 versus 1.9% for the second quarter of 1996 and decreased to 1.9% for the first half of 1997 compared to 2.2% for the first half of 1996. The 1996 expenses were increased by the Company's prior practice of expensing bonuses when paid in the first quarter. In June 1996, the Company modified its practice to current accrual of bonuses.

   During the second quarter of 1997, Harris Williams had revenues of $2.8 million, a 115% increase from $1.3 million in the second quarter of 1996. For the first half of 1997, Harris Williams had revenues of $3.7 million, a 37% increase over the $2.7 million for the first half of 1996. During the second quarter of 1997, Harris Williams had pretax income of $1.0 million, a 59% increase from $627,000 in pretax income in the second quarter of 1996 and during the first half of 1997, had pretax income of $1.3 million, a 7% decrease over the $1.4 million for the first half of 1996. The Company anticipates that revenues generated by Harris Williams will vary from quarter to quarter because the amount of revenues generated in a quarter is dependent upon the timing of the closing of transactions and the size of the transactions. Income taxes of $142,995 were accrued on Harris Williams' pretax income during the second quarter of 1997 and $215,355 during the first half of 1997. No taxes were accrued on Harris Williams' pretax income in the second quarter of 1996 or the first half of 1996, as Harris Williams was a partnership at that time.

   Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $3.0 million during the second quarter of 1997 and $7.4 million during the first half of 1997, as compared to $200,000 and $6.0 million for the second quarter and first half of 1996, respectively.

   The following table sets forth the details of realized gains and losses that occurred during the first quarter and first half of 1997 and 1996.

   Realized Gains and (Losses) for the quarters and six month periods ended June 30, 1996, and June 30, 1997.

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       ------------------              ----------------
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                       1996            1997          1996              1997
                                                     --------        --------      --------          --------
                                                         (in thousands)                 (in thousands)
Emerald Pointe Waterpark, L.P. Warrant                $200                         $   200
Premiere Technologies, Inc. Common Stock                             $ 2,044         6,279           $  7,170
American Remedial Technologies Warrant                                                 450
WXMT, Channel 30 TV Warrant                                                            100
Osco, Inc. Warrant                                                                      27
Medical Associates of America Loan                                                  (1,100)
Radio Systems Corporation Warrant                                      1,800                           1,800
Argenbright Holdings Ltd. Warrant                                        750                              750
Virtual Resources, Inc. Warrant                                          432                              432
Global Finance & Leasing, Inc. Warrant                                   409                              409
Union Planters, Inc. Common Stock                                        170                              170
Miscellaneous                                                            (10)                             (26)
Ashe Industries, Inc. Loan                                            (2,608)                          (2,608)
Eastern Food Group LLC Loan                                                                            (1,265)
Gold Medal Products, Inc. Loan                                                                           (825)
Golf Video, Inc. Loan                                                                                    (500)
Sqwincher Corporation Warrant                                                                             320
Radiant Systems, Inc. Common Stock                                                                        716
Innotech, Inc. Common Stock                                                                               901
                                                      ----           -------       -------            -------
                                                      $200           $ 2,987       $ 5,956            $ 7,444
                                                      ====           =======       =======            =======

Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

   Change in Unrealized Appreciation (Depreciation) of Investments. For the quarters ended June 30, 1997 and 1996, the Company recorded net increases in unrealized appreciation of investments of $1.3 million and $2.3 million, respectively. For the six month periods ended June 30, 1997 and 1996, the Company recorded a net increase in unrealized depreciation of investments of $3.2 million and a net increase in unrealized appreciation of investments of $4.5 million, respectively. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets.

   The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the first quarter of 1997 and 1996 and the first half of 1997 and 1996.

   Schedule of significant unrealized appreciation (depreciation) for the quarters and six months ending June 30, 1996 and June 30, 1997.

                                             Quarter Ended June 30,      Six Months Ended June 30,
                                             ----------------------      -------------------------
                                              1996           1997          1996              1997
                                             ------        -------       -------           -------
                                                 (in thousands)               (in thousands)
LOANS:
Ashe Industries, Inc.                        $ (150)       $ 2,450       $(1,900)          $ 2,300
Argenbright Holdings, Ltd.                                    (750)                           (750)
Tower Environmental, Inc.                      (250)          (125)                         (1,710)
Cougar Power Products, Inc.                    (525)                        (775)
C.J. Spirits, Inc.                                            (250)                           (400)
SWS3, Inc.                                                    (350)                           (350)
Golf Corporation of America                                   (350)                           (625)
Valdawn, LLC                                                  (400)                           (400)
Champion Glove Manufacturing Co., Inc.                        (875)                         (1,000)
Medical Associates of America, Inc.                                        1,100
Eastern Food Group LLC                                                                       1,265
Golf Video, Inc.                                                                               450
Campus Voice LLC                                                                              (200)

PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
Hoveround Corporation                         1,175                        1,175
Radio Systems Corporation                       270         (1,000)          270            (1,000)
Affinity Corporation                            215           (365)          215              (365)
Emerald Pointe Waterpark L.P.                  (244)                        (244)
Fycon Technologies, Inc.                       (500)                        (500)
Eastern Food Group, LLC                        (654)                        (654)
AB Plastics Holding Corporation                              2,875                           2,875
Multicom Publishing, Inc. (non-traded)                        (225)                           (225)
DentalCare Partners, Inc.                                     (280)                           (280)
Global Finance & Leasing, Inc.                                (425)                             --
Potomac Group, Inc.                                                          956
Associated Response Services, Inc.                                           600
Educational Medical, Inc.                                                    400
Capital Network System, Inc.                                                 250
American Remedial Technologies, Inc.                                        (230)
PRA International, Inc.                                                                      1,170
Argenbright Holdings Ltd.                                                                      375
HomeLink Services, Inc.                                                                       (250)
Express Shipping Centers, Inc.                                                                (290)
Virtual Resources, Inc.                                       (250)                           (250)

PUBLIC COMPANY WARRANTS AND
EQUITY SECURITIES:
Premiere Technologies, Inc.                   1,611         (1,206)        2,789            (6,563)
Vista Information Solutions, Inc.             1,261          1,334         1,261             1,334
Consumat Systems, Inc.                          569            178           569               178
National Vision Associates                      254                          254
Innotech, Inc.                                  235                          235              (454)
Moovies, Inc.                                  (528)           150          (528)              150
Encore Medical, Inc.                                           669                           1,166
Educational Medical, Inc.                                      268                             518
American Consolidated Laboratories, Inc.                      (442)                           (442)
Radiant Systems, Inc.                                         (109)                            705


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

   During the second quarter of 1997, the Company paid dividends of $6.0 million compared to the $2.2 million paid in the second quarter of 1996. Of these dividends, $6.0 million and $1.8 million were derived from net operating income for the second quarter of 1997 and 1996, respectively, and $0 and $400,000 were derived from realized long-term capital gains for the second quarter of 1997 and 1996, respectively.

   For the quarters ended June 30, 1997 and 1996, the Company provided for federal income tax at a 35% rate and excise tax at a 4% rate on taxable net investment income and realized gains not distributed to shareholders. These tax provisions totaled $2.1 million and $70,000 for the quarters ended June 30, 1997 and 1996, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1997, the Company had $500,000 in cash and cash equivalents. At June 30, 1997, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $11.7 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

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

   At June 30, 1997, total SBA borrowings were $90.0 million, the maximum amount of SBA loans available to an SBIC. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 7.02% as of June 30, 1997, and none of these borrowings mature prior to 2002.

   As of June 30, 1997, SII had $1.9 million outstanding under its $50.0 million revolving credit facility with First Union National Bank and a syndicate of other banks (the "Revolving Credit Facility"), which is secured by a lien on all of SII's assets and a pledge of SII's stock and guaranteed by the Company. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David M. Resha ceases to be employed by the Company.

   To support the Company's future loan origination activities outside of SII, the Company has also established a $100.0 million five-year revolving credit facility (the "ING Credit Facility") with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (collectively "ING"). Sirrom Funding Corporation ("SFC"), a wholly-owned special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC purchases loans originated by the Company and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 15, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which loans will serve as initial collateral for the ING Credit Facility. At June 30, 1997, $7.6 million were outstanding under the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility the Company has entered into various hedging arrangements. The ING Credit Facility matures on December 31, 2001. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl W. Stratton are no longer employed by the Company.

   The Company believes that anticipated borrowings under the Revolving Credit Facility the ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the first or second quarter of 1998. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.


IMPACT OF INFLATION

   The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of the Company's investments.


RISKS

   The significant risks inherent in the Company's business, which primarily consists of making loans to small businesses, are set forth in part in the Company's Registration Statement on Form N-2 (Registration No. 333-19493) and should be kept in mind when evaluating the Company's financial performance.


PORTFOLIO TURNOVER AND CREDIT QUALITY

   During the quarter ended June 30, 1997, the Company made loans to 45 companies totaling approximately $61.6 million and experienced 13 repayments (either partial or full) aggregating $17.4 million. During the quarter ended June 30, 1996, the Company made loans to 28 companies totaling approximately $28.7 million and experienced 5 repayments (either partial or full) aggregating approximately $5.3 million. The Company cannot control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty.

   The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loan and other factors considered relevant. Loans graded 5 or 6 are placed on the Company's Credit Watch List and are serviced by a member of the Company's workout group. Loans with a grade 5 are generally in default, and interest is generally not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and the Company has charged off or expects to charge off some part of the loan. At June 30, 1997 and 1996, the Company had loans to 15 companies with an aggregate principal balance of $20.8 million, and 9 companies with an aggregate principal balance of $13.5 million, respectively, that were graded a 5 or 6 and that were not accruing interest. Given the nature of the Company's portfolio, the Company expects some variability in the absolute dollar amount of loans graded 5 and 6 and in the ratio of loans graded 5 and 6 to the total portfolio balance.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


         None.


ITEM 2. CHANGES IN SECURITIES


         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         a. The Company's Annual Shareholder's Meeting was held on April 4, 1997 to (i) elect the directors of the Company for the ensuing year, (ii) approve an amendment to the Company's 1996 Incentive Stock Option Plan to increase the number of shares available for grant thereunder, and (iii) ratify the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1997.

         b.      The following directors were elected at the Annual Meeting of
                 Shareholders:


                                                                                  FOR                      WITHHELD
                                                                             ----------                   ----------
                 E. Townes Duncan                                            11,897,960                      66,037
                 William D. Eberle                                           11,897,260                      65,737
                 Edward J. Mathias                                           11,895,067                      68,930
                 Robert A. McCabe, Jr.                                       11,898,260                      65,737
                 George M. Miller, II                                        11,898,260                      65,737
                 John A. Morris, Jr.                                         11,829,460                     134,537
                 Raymond H. Pirtle, Jr.                                      11,894,960                      69,037
                 Keith M. Thompson                                           11,898,060                      65,937
                 Christopher A. Williams                                     11,898,260                      65,737
                 L. Edward Wilson, P.E.                                      11,897,460                      66,537


         c.      The resolutions passed were as follows:

                 1. To approve the adoption of an amendment to the Company's 1996 Incentive Stock Option Plan to increase the number of shares available for grant thereunder.

                              FOR                              AGAINST                    WITHHELD
                           11,230,235                          486,362                   231,521

                 2. To ratify the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1997.

                             FOR                            AGAINST                        WITHHELD
                          11,948,272                        6,280                          9,445

ITEM 5. OTHER INFORMATION


         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         Exhibit 3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, filed with the Commission on November 14, 1996)

         Exhibit 3.2 Bylaws of the Company (incorporated by reference to exhibit b. contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

         Exhibit 4.1      Instruments defining rights of holders of securities:
                          See Paragraph 6 of the Company's Amended and
                          Restated Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, filed with the Commission on November 14, 1996)

         Exhibit 11       Computation of Earnings Per Share

         Exhibit 27       Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K.


         None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIRROM CAPITAL CORPORATION

Date: August 12, 1997                      By:      /s/ Carl W. Stratton
                                                    ------------------------
                                                    Carl W. Stratton
                                                    Chief Financial Officer

                                EXHIBIT INDEX


         EXHIBIT NO.      DESCRIPTION
         -----------      -----------

         Exhibit 3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, filed with the Commission on November 14, 1996)

         Exhibit 3.2 Bylaws of the Company (incorporated by reference to exhibit b. contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

         Exhibit 4.1      Instruments defining rights of holders of securities:
                          See Paragraph 6 of the Company's Amended and
                          Restated Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, filed with the Commission on November 14, 1996)


         Exhibit 11       Computation of Earnings Per Share


         Exhibit 27       Financial Data Schedule (for SEC use only)