Form 10-Q
period 1997-09-30
SIRROM CAPITAL CORP
filed 1997-11-13
CIK 933166

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on November 4, 1997 was 15,546,613.

                                TABLE OF CONTENTS

                                                                                                              PAGE NUMBER


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31,
  1996 and September 30, 1997                                                                                         3

Consolidated Statements of Operations for the Three Months Ended September 30,
  1996 and 1997 and for the Nine Months Ended
  September 30, 1996 and 1997                                                                                         4

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 1996 and 1997 and for the Nine Months Ended
  September 30, 1996 and 1997                                                                                         5

Notes to Consolidated Financial Statements                                                                            6

Consolidated Portfolio of Investments as of December 31, 1996                                                        11

Consolidated Portfolio of Investments as of September 30, 1997                                                       21

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

General                                                                                                              31

Results of Operations                                                                                                31

Financial Condition, Liquidity and Capital Resources                                                                 34

Impact of Inflation                                                                                                  35

Risks                                                                                                                36

Portfolio Turnover and Credit Quality                                                                                36

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                                  37

ITEM 2.           CHANGES IN SECURITIES                                                                              37

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                                    37

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                37

ITEM 5.           OTHER INFORMATION                                                                                  37

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                                   37

SIGNATURES


                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,     September 30,
                                                                                            1996             1997
                                                                                        ------------     -------------
ASSETS
    Investments, at fair value
        Loans                                                                           $ 221,487,385    $ 363,414,296
        Equity interests                                                                   34,965,801       46,059,547
        Warrants                                                                           15,893,828       17,658,904
        Other                                                                               2,990,282        2,294,769
                                                                                        -------------    -------------
          Total investments (cost of $262,943,963 and $419,149,544, respectively)         275,337,296      429,427,516

    Investment in unconsolidated subsidiary                                                   911,487        2,644,080
    Cash                                                                                    4,611,532        1,834,836
    Interest receivable                                                                     2,870,138        4,064,932
    Debenture costs (less accumulated amortization of $920,289 and $1,645,504,
        respectively)                                                                       3,690,362        3,743,860
    Fixed assets (less accumulated depreciation of $73,711 and $162,438 respectively)         275,454          775,180
    Other assets                                                                              316,797          232,077
                                                                                        -------------    -------------

          Total Assets                                                                  $ 288,013,066    $ 442,722,481
                                                                                        =============    =============



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Debentures payable to Small Business Administration                                 $  90,000,000    $  90,000,000
    Revolving credit facilities                                                            30,858,213       60,951,000
    Interest payable                                                                        1,348,252        1,663,809
    Accrued taxes payable                                                                   4,333,144          500,000
    Accounts payable, accrued expenses, and other liabilities                               2,852,942        6,489,223
                                                                                        -------------    -------------


          Total Liabilities                                                               129,392,551      159,604,032
                                                                                        -------------    -------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                           140,061,092      250,181,184
   Notes receivable from employees                                                         (1,539,858)        (648,442)
   Undistributed net realized earnings                                                      7,705,948       23,307,761
   Unrealized appreciation of investments                                                  12,393,333       10,277,946
                                                                                        -------------    -------------

          Total Shareholders' Equity                                                      158,620,515      283,118,449
                                                                                        -------------    -------------

          Total Liabilities and Shareholders' Equity                                    $ 288,013,066    $ 442,722,481
                                                                                        =============    =============


                 SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS         THREE MONTHS         NINE MONTHS        NINE MONTHS
                                                       ENDED                ENDED               ENDED              ENDED
                                                SEPTEMBER 30, 1996   SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                                ------------------   ------------------  ------------------  ------------------
Operating Income:
    Interest on investments                           $  6,388,837         $ 10,977,893        $ 16,837,156         $ 28,629,681
    Loan processing fees                                   796,800            1,944,812           2,369,850            4,901,592
    Other income                                            28,530               15,054              90,585               44,879
                                                      ------------         ------------        ------------         ------------

          Total Operating Income                         7,214,167           12,937,759          19,297,591           33,576,152
                                                      ------------         ------------        ------------         ------------

Operating Expenses:
    Interest expense                                     2,138,079            2,431,058           5,979,355            6,391,182
    Salaries and benefits                                  770,919            1,315,103           2,180,154            3,193,913
    Other operating expenses                               499,127              850,727           1,477,737            2,276,639
    Amortization expense                                   100,867              204,225             378,510              637,179
                                                      ------------         ------------        ------------         ------------

          Total Operating Expenses                       3,508,992            4,801,113          10,015,756           12,498,913
                                                      ------------         ------------        ------------         ------------


         Equity in pretax income of
             unconsolidated subsidiary
             (before taxes of $0, $228,842,
             $0, and $444,197)                           1,150,571              915,371           2,573,197            2,176,802
                                                      ------------         ------------        ------------         ------------

          Net Operating Income                           4,855,746            9,052,017          11,855,032           23,254,041
                                                      ------------         ------------        ------------         ------------


    Realized gain (loss) on investments                  1,250,000            2,238,614           7,206,489            9,682,823
    Change in unrealized appreciation
        (depreciation) of investments                   (1,701,483)           1,079,036           2,793,944           (2,115,387)
    Provision for income taxes                            (560,000)           4,290,807          (2,764,960)            (357,681)
                                                      ------------         ------------        ------------         ------------

          Net increase in shareholders'
               equity resulting from operations       $  3,844,263         $ 16,660,474        $ 19,090,505         $ 30,463,796
                                                      ============         ============        ============         ============

                           SIRROM CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three months       Three months         Nine months         Nine months
                                                           ended              ended               ended               ended
                                                    September 30, 1996  September 30, 1997  September 30, 1996  September 30, 1997
                                                    ------------------  ------------------  ------------------  ------------------


OPERATING ACTIVITIES:
   Net increase in partners' capital and
       shareholders' equity resulting from
       operations                                       $   3,844,263       $  16,660,474       $  19,090,505       $  30,463,796
   Adjustments to reconcile net increase to
       net cash provided by operating activities:
       Net unrealized (appreciation) depreciation
        of investments                                      1,701,483          (1,079,036)         (2,793,944)          2,115,387
       Realized gain on investments                        (1,250,000)         (2,238,614)         (7,206,489)         (9,682,823)
       Increase in investment in
        unconsolidated subsidiary                          (1,164,572)           (686,529)         (2,587,199)         (1,732,593)
       Amortization of debenture costs                         99,367             201,861             374,009             630,951
       Increase in commercial paper discount                        0             (34,668)                  0            (204,156)
       (Increase) decrease in interest receivable              93,784            (318,267)           (499,166)         (1,194,794)
       (Increase) decrease in other assets                    (42,899)            105,459             (13,101)            (21,507)
       Increase in accounts payable and
          accrued expenses                                    150,946           3,012,536           1,009,800           3,636,299
       Amortization of organization costs                       1,500               2,364               4,500               6,228
       Depreciation of fixed assets                            12,287              49,101              34,957              91,098
       Increase (decrease) in accrued taxes payable           681,792          (4,525,857)          1,961,635          (3,833,144)
       Increase in interest payable                           125,803             357,817             455,960             315,557
                                                        -------------       -------------       -------------       -------------
           Net cash provided by operating activities        4,253,754          11,506,641           9,831,467          20,590,299
                                                        -------------       -------------       -------------       -------------

INVESTING ACTIVITIES:
       Proceeds from sale of investments                    8,148,259          24,385,003          25,402,199          68,188,519
       Investments originated or acquired                 (41,943,125)        (79,013,119)       (103,687,232)       (214,611,318)
       Purchase of fixed assets                               (12,844)           (443,089)            (51,745)           (590,824)
                                                        -------------       -------------       -------------       -------------
           Net cash used in investing activities          (33,807,710)        (55,071,205)        (78,336,778)       (147,013,623)
                                                        -------------       -------------       -------------       -------------

FINANCING ACTIVITIES:
       Proceeds from debentures payable to Small
           Business Administration                                  0                   0          10,000,000                   0
       Proceeds from revolving credit facilities           23,022,000         119,940,000          73,200,766         156,001,132
       Repayment of credit facility borrowings            (17,098,767)        (68,477,000)        (44,589,766)       (125,908,345)
       Increase in debenture costs                           (261,510)           (172,024)           (774,009)           (480,293)
       Issuance of common stock                             7,834,521                   0          59,237,143         109,953,785
       Employee shares repurchased                                  0                   0            (809,645)           (102,614)
       Repayment of employee notes                                  0              28,789             440,142             891,416
       Stock options exercised                                      0              54,271                   0             268,921
       Payment of dividends                                (2,971,830)         (6,503,117)         (7,605,249)        (16,260,614)
       Distribution of capital gains                                0                   0                   0            (716,760)
                                                        -------------       -------------       -------------       -------------
           Net cash provided by financing activities       10,524,414          44,870,919          89,099,382         123,646,628
                                                        -------------       -------------       -------------       -------------

   Increase (decrease) in cash and cash equivalents       (19,029,542)          1,306,355          20,594,071          (2,776,696)
   Cash and cash equivalents, beginning of period          39,818,682             528,481             195,069           4,611,532
                                                        -------------       -------------       -------------       -------------
   Cash and cash equivalents, end of period             $  20,789,140       $   1,834,836       $  20,789,140       $   1,834,836
                                                        =============       =============       =============       =============


   Supplemental disclosures of cash flow information:
          Interest paid                                 $   2,018,473       $   1,585,195       $   5,529,590       $   5,495,818
                                                        =============       =============       =============       =============
          Taxes paid                                    $      12,828       $           -       $     976,894       $   3,738,278
                                                        =============       =============       =============       =============
          Loans transferred to other investments        $           0       $           0       $     778,808       $     486,777
                                                        =============       =============       =============       =============
          Loans transferred to equity interests         $     500,000       $     690,000       $   2,925,000       $   1,924,469
                                                        =============       =============       =============       =============

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         Sirrom Capital Corporation (the "Company"), a Tennessee corporation, was formed in November 1994. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies. The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its net assets through the appreciation of equity interests primarily in small, privately owned companies. The Company generally targets small businesses that the Company believes meet certain criteria, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company makes investments in public companies with a market capitalization of less than $100.0 million that are marketed under the name Tandem Capital ("Tandem") and provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co., ("Harris Williams").

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

         In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. for 898,454 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. The acquisition of Harris Williams is accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1996 and September 30, 1997 and the consolidated statements of operations and cash flows for each of the quarters and nine months ended September 30, 1996 and 1997 have been restated accordingly to reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

         In December 1996, the Company formed a wholly-owned subsidiary, Sirrom Funding Corporation ("SFC") to purchase loans originated by the Company and the related warrants. These loans and warrants will be used as collateral to secure borrowings under the Company's $100.0 million revolving credit facility. SFC has also elected to be taxed as a RIC.

2. INTERIM FINANCIAL STATEMENTS

         Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.

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

         At December 31, 1996 and September 30, 1997, the investment portfolio included investments totaling $262,605,775 and $414,445,302, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

4. INVESTMENTS

         Investments consist primarily of loans made to and warrants obtained from borrowers of the Company and its SBIC subsidiary, SII. Investments are recorded at fair value as determined by the Board of Directors or by current market prices, if available, in accordance the Company's valuation policy (See
Note 3). While the Company
markets to borrowers throughout the United States, approximately 49.8% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States.

         The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $15,873,178 and $20,522,670 at December 31, 1996 and September 30, 1997, respectively. The aggregate fair values of these loans as determined by the Company's Board of Directors totaled $8,683,178 and $12,824,635 at December 31, 1996 and September 30, 1997, respectively.

         Included in the investment portfolio at September 30, 1997 are Other Investments which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. The Company obtained these rights upon foreclosure of three loans. The aggregate cost of Other Investments at September 30, 1997 was $3,944,769 which represents the cost basis of the original loans plus capitalized workout expenses. The Company's Board of Directors has estimated the fair value of these investments to be $2,294,769.

5. REVOLVING CREDIT FACILITIES

         In October 1997, the Company's $50.0 million revolving credit facility was increased to $125.0 million.

6. INCOME TAXES

         For the quarter ended September 30, 1996 the Company provided for federal income tax at a 35% rate and excise taxes at a 4% rate on taxable net investment income as defined by the Code and realized gains not distributed to shareholders. This tax provision for the quarter ended September 30, 1996 was $560,000. During the quarter ended September 30, 1997, the Company changed its policy with respect to the treatment of long term capital gains. The Company intends to distribute substantially all of its long-term capital gains in a special annual dividend, and as a result, will no longer provide for or pay federal income taxes on realized gains. Accordingly, a $4,291,000 tax benefit resulting from this change was recognized during the quarter ended September 30, 1997 to reverse taxes previously provided for against gains realized during the first half of 1997. Excise taxes of 4% were also provided for during the quarter ended September 30, 1997, to the extent the Company had taxable net investment income and undistributed gains as defined by the Code. For the quarter ended September 30, 1997, the Company also provided for taxes of $229,000 on Harris Williams' pre-tax income.

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

         A summary of stock option activity related to the plans is as follows, and includes options that were granted subject to shareholder approval of an increase in the number of shares available for grant:


                                                 PRICE RANGE
                                                  PER SHARE                         SHARES
                                                  ---------                         ------
Outstanding, December 31, 1994                               --                            --
Granted                                        $      11 -18.50                       466,966
Exercised                                                    --                            --
Forfeited                                                    --                            --
                                                                                    ---------
Outstanding, December 31, 1995                                                        466,966
Granted                                        $ 18.625 - 35.75                       767,581
Exercised                                      $  13.50 -17.875                        15,000
Forfeited                                      $  18.50 - 26.33                        25,000
                                                                                    ---------
Outstanding, December 31, 1996                                                      1,194,547
Granted                                        $ 27.9375- 37.50                     1,124,002
Exercised                                      $ 18.50  - 26.33                         6,000
Forfeited                                               $ 18.50                        16,000
                                                                                    ---------
Outstanding, September 30, 1997                                                     2,296,549
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

9. DIVIDENDS AND DISTRIBUTIONS

         During the quarter ended September 30, 1997, the Company paid dividends of $6,503,117 of which $6,503,117 and $0 were derived from net operating income and realized long-term capital gains, respectively.

10. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheet for Harris Williams as of September 30, 1997 and statements of income for the quarters ended September 30, 1996 and 1997 and for the nine months periods ended September 30, 1996 and 1997 are as follows:

                                 BALANCE SHEETS


                                                                  SEPTEMBER 30,
                                                                       1997
                                                                       ----
ASSETS
Cash and cash equivalents                                         $   593,887
Accounts receivable                                                   329,059
Other assets, net                                                   4,169,656
                                                                 ------------

         Total Assets                                               5,092,602

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                         2,448,520
Shareholders' equity                                                2,644,082
                                                                 ------------
         Total liabilities and shareholders' equity                 5,092,602
                                                                 ------------

                                                       THREE MONTHS                        NINE MONTHS
                                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                 -----------------------               -------------------
                                                 1996               1997               1996           1997
                                                 ----               ----               ----           ----
REVENUES:
Fee income                                     $ 2,263,080      $ 1,831,457       $ 4,716,911      $ 5,312,229
Expense reimbursements and other                   111,498          171,137           339,037          412,238
                                               -----------      -----------       -----------      -----------
         Total revenues                          2,374,578        2,002,594         5,055,948        5,724,467
                                               -----------      -----------       -----------      -----------

EXPENSES:
Salaries and benefits                              864,098          657,705         1,881,103        2,449,534
Operating expenses                                 359,909          429,528           601,648        1,098,141
                                               -----------      -----------       -----------      -----------
         Total expenses                          1,224,007        1,087,233         2,482,751        3,547,675
                                               -----------      -----------       -----------      -----------
Operating income before taxes                    1,150,571          915,361         2,573,197        2,176,792
Provision for income taxes                               0          228,842                 0          444,197
                                               -----------      -----------       -----------      -----------
Net income                                     $ 1,150,571      $   686,519       $ 2,573,197      $ 1,732,595
                                               -----------      -----------       -----------      -----------

         Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and transaction closing fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

         Prior to the acquisition by the Company, Harris Williams operated as a Subchapter S corporation from inception to August 1994 and as a limited partnership subsequent to August 1994. Accordingly, no provision for income tax was recorded for the quarter ended September 30, 1996 and the nine months ended September 30, 1996. Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation.

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED PORTFOLIO OF INVESTMENTS AS OF DECEMBER 31, 1996

                                                                                                  COUPON
                                                                                                 INTEREST
        LOANS                                          MATURITY                COST                RATE      FAIR VALUE
        -----                                          --------                ----                ----      ----------
AB Plastics Holding Corporation                          9/27/01           $ 4,000,000              13.50%  $ 4,000,000
Affinity Fund, Inc.                                      6/29/98             1,485,000              12.50     1,497,932
Affinity Fund, Inc.                                      3/10/00             1,000,000              14.00     1,000,000
Affinity Fund, Inc.                                     12/28/98               495,000              12.50       496,079
American Corporate Literature, Inc.                      9/29/01             1,683,000              14.00     1,684,132
ARAC Holding Co., Inc.                                   9/27/01             3,000,000              13.50     3,000,000
American Network Exchange                               11/30/98               990,000              13.00       996,346
American Network Exchange                                1/18/99               990,000              13.00       996,012
Amscot Holdings, Inc.                                    5/26/00               800,000              14.00       800,000
Amscot Holdings, Inc.                                    9/20/00               200,000              14.00       200,000
Amscot Holdings, Inc.                                    6/28/01               500,000              14.00       500,000
Amscot Holdings, Inc.                                   12/27/01               250,000              14.00       250,000
Argenbright Holdings Limited                              7/7/01             2,750,000              13.50     3,500,000
Ashe Industries, Inc.                                   12/28/97               990,000              12.50       132,058
Ashe Industries, Inc.                                    3/25/99               445,500              12.50       122,300
Ashe Industries, Inc.                                    5/18/99               544,500              12.50       121,524
Ashe Industries, Inc.                                    6/12/96               750,000              14.00       100,000
Ashe Industries, Inc.                                    6/12/96               285,546              14.00             0
Associated Response Services, Inc.                       6/20/99             1,386,000              12.50     1,393,223
Associated Response Services, Inc.                       2/15/00               335,000              12.50       335,000
Associated Response Services, Inc.                        1/6/00               300,000              12.50       300,000
Associated Response Services, Inc.                       11/8/01               500,000              12.50       500,000
Assured Power, Inc.                                      10/1/00               700,000              13.50       700,000
Avionics Systems, Inc.                                   7/19/01             3,000,000              13.50     3,000,000
B & N Company, Inc.                                       8/8/00             2,970,000              12.50     2,978,500
B & N Company, Inc.                                      3/28/01               990,000              13.00       991,670
BankCard Services Corporation                            1/21/98               297,000              13.00       299,400
BiTec Southeast, Inc.                                     7/1/99             2,600,321              12.70     2,614,171
BiTec Southeast, Inc.                                     8/9/01               950,000              14.00       950,000
C.J. Spirits, Inc.                                        6/1/97               750,171              13.50       455,796
Caldwell/VSR Inc.                                        2/28/01             1,500,000               8.00     1,500,000
Caldwell/VSR Inc.                                        9/27/01               116,000              14.00       116,000
Cardiac Control Systems, Inc.                            3/31/00             1,500,000              13.50     1,500,000
Cartech Holdings, Inc.                                   4/29/01             1,500,000              13.00     1,500,000
Carter Kaplan Holdings, LLC.                             6/22/00               594,000              14.00        94,800
Cedaron Medical, Inc.                                    6/28/01             1,500,000              13.50     1,500,000
Cell Call, Inc.                                          11/4/97               990,000              12.75       998,349
CF Data Corp                                             3/16/00             1,732,500              13.75     1,738,924
Champion Glove Manufacturing Co., Inc.                   7/27/00             1,250,000              13.50     1,250,000
Colonial Investments, Inc.                              10/16/00               800,000              13.75       800,000
Colonial Investments, Inc.                                5/8/01               300,000              13.75       300,000


                                                                                                  COUPON
                                                                                                 INTEREST
        LOANS                                          MATURITY                COST                RATE      FAIR VALUE
        -----                                          --------                ----                ----      ----------
Consumat Systems, Inc.                                   11/1/00             $ 500,000              14.00%    $ 500,000
Consumat Systems, Inc.                                    1/1/01               500,000              14.00       500,000
Consumat Systems, Inc.                                   3/11/01               500,000              14.00       500,000
Continental Diamond Cutting Co.                         10/28/91               500,000              13.00     1,500,000
Continental Diamond Cutting Co.                         11/16/99               200,000              13.00       200,000
Corporate Flight Mgmt., Inc.                             12/4/97               346,500              12.50       349,341
Corporate Link, Inc.                                    12/13/01               600,000              14.00       600,000
Corporate Link, Inc.                                     3/13/97               300,000              14.00       300,000
CreditCorp and affiliates                                11/7/01               539,000              14.00       546,683
Dalcon International, Inc.                               1/31/02               150,000              13.00       150,000
Dalcon International, Inc.                               1/31/00               200,000              13.00       200,000
Dalts, Inc.                                              4/28/01             2,000,000              13.50     2,000,000
DentalCare Partners, Inc.                                1/11/01             1,951,150              12.50     1,956,160
Eastern Food Group LLC                                   8/30/00               500,000               8.00        25,000
Eastern Food Group LLC                                  12/20/00               200,000               8.00        25,000
Eastern Food Group LLC                                   1/21/01               200,000               8.00        25,000
Eastern Food Group LLC                                   2/14/01               265,000               8.00        25,000
Eastern Food Group LLC                                   4/30/01               200,000               8.00       100,000
Eastern Food Group LLC                                   9/10/01               180,000               8.00        80,000
Electronic Merchant Services                             2/27/00             1,237,500              13.50     1,040,204
Electronic Merchant Services                             2/29/96               168,572              14.00       168,572
Encore Orthopedics, Inc.                                 7/31/00             2,620,985              13.50     2,734,691
Encore Orthopedics, Inc.                                 2/28/01             1,667,680              13.00     1,728,609
Entek Scientific, Inc.                                   6/28/01             2,500,000              13.00     2,500,000
Express Shipping Centers, Inc.                           9/22/00             1,697,598              13.25     1,844,910
FoodNet Holdings, LLC                                    7/22/01             1,000,000              13.50     1,000,000
Fortrend Engineering Corp                                8/30/01             1,500,000              12.99     1,500,000
FX Direct, Inc.                                          1/23/01             2,324,000              13.50     2,359,199
Fypro, Inc.                                             12/17/01             3,117,480              12.50     3,117,480
Fypro, Inc.                                             12/17/01               592,000               4.00       152,000
Gardner Wallcovering, Inc.                               3/28/01             1,485,000              13.50     1,487,500
General Materials Management, Inc.                       7/29/01             2,500,000              13.50     2,500,000
Generation 2 Worldwide LLC                              10/31/00             2,000,000              14.00     2,000,000
Global Finance and Leasing, Inc.                          1/3/00             1,500,000              13.00     1,500,000
Global Marine Electronics, Inc.                           5/1/01             1,350,000              13.00     1,350,000
Gold Medal Products, Inc.                               11/19/00             1,250,000              13.50     1,250,000
Gold Medal Products, Inc.                                2/15/01                25,000              13.50        25,000
Gold Medal Products, Inc.                                6/27/01               100,000              13.50       100,000
Gold Medal Products, Inc.                                7/31/01               100,000              13.50       100,000
Golf Corporation of America, Inc.                        9/16/99               300,000              11.00       150,000
Golf Corporation of America, Inc.                       12/28/00               200,000              14.00       150,000
Golf Corporation of America, Inc.                       12/29/00               455,589              10.00       180,589
Golf Corporation of America, Inc.                        7/13/96               100,000              14.00       100,000
Golf Corporation of America, Inc.                        10/5/96                50,000              14.00        50,000
Golf Corporation of America, Inc.                        12/1/96                52,000              14.00        52,000
Golf Corporation of America, Inc.                       12/31/96                39,000              14.00        39,000
Golf Video, Inc.                                         3/27/01               500,000              14.00        50,000
Good Food Fast Companies, The                           12/13/01             1,300,000              13.50     1,300,000
Gulfstream International Airlines, Inc.                  7/29/99             1,490,000              13.00     1,496,513
Gulfstream International Airlines, Inc.                  9/25/00             1,000,000              13.50     1,000,000


                                                                                                  COUPON
                                                                                                 INTEREST
        LOANS                                          MATURITY                COST                RATE      FAIR VALUE
        -----                                          --------                ----                ----      ----------
Home Link Services, Inc.                                12/30/01              $ 79,750              14.00%     $ 79,750
Horizon Medical Products, Inc.                           9/22/00             1,500,000              13.75     1,500,000
HPC America, Inc.                                        8/15/01             2,970,000              13.50     2,972,500
Hunt Incorporated                                        3/31/00             3,250,000              14.00     3,250,000
H & H Acq. Corp                                          8/30/01             1,500,000              14.00     1,500,000
HTR, Inc.                                               10/30/01             3,000,000              13.50      ,000,000
I.Schneid Acquisition, LLC                                4/1/01             2,000,000              14.00     2,000,000
ILD Communications                                       5/10/01             1,500,000              13.50     1,500,000
In-Store Services, Inc.                                  4/19/00             1,188,000              14.00     1,192,200
Innotech, Inc.                                           3/22/99             1,980,000              13.00     1,991,322
IV Infusion Corporation                                 12/19/01             1,000,000              14.00     1,000,000
Johnston County Cable, L.P.                              8/31/00             1,990,000              14.00     1,992,672
Kentucky Kingdom, Inc.                                    4/4/99               250,000               8.25       250,000
Kentucky Kingdom, Inc.                                    1/5/98             1,980,000              12.50     1,995,985
Kentucky Kingdom, Inc.                                   9/26/99             1,200,000              10.50     1,200,000
Kentucky Kingdom, Inc.                                    3/1/00               835,000              14.00       835,000
Kentucky Kingdom, Inc.                                   11/6/00             1,500,000              12.50     1,500,000
Kentucky Kingdom, Inc.                                   3/30/98             2,000,000              14.00     2,000,000
Kryptonics, Inc.                                        12/14/00             2,500,000              12.90     2,500,000
KWC Management Co., LLC                                  4/25/01               500,000              14.00        50,000
Lane Acquisition Corporation                            11/21/01             4,000,000              13.75     4,000,000
Leisure Clubs International, Inc.                         4/1/01             1,485,000              14.00     1,487,250
Lovett's Buffet, Inc.                                     4/1/00             2,250,000              13.00     2,250,000
Mayo Hawaiian Corp                                       6/27/01             2,200,000              14.00     2,200,000
MBA Marketing Corporation                                 2/4/99             1,782,000              12.50     1,792,500
McAuley's Incorporated                                   7/31/01             3,000,000              13.00     3,000,000
Medical Associates of America, Inc.                      11/1/97               385,000              12.50       392,000
Metals Recycling Technologies, Inc.                     10/31/01             2,000,000              14.00     2,000,000
Money Transfer Systems, Inc.                             7/24/00               247,500              14.00       248,256
Money Transfer Systems, Inc.                            12/20/00               148,500              14.00       148,825
Money Transfer Systems, Inc.                              3/1/01               148,500              14.00       148,750
Money Transfer Systems, Inc.                              5/2/01               148,500              14.00       148,650
Money Transfer Systems, Inc.                              7/8/01               148,500              14.00       148,650
Money Transfer Systems, Inc.                             10/1/01               148,500              14.00       148,575
Monogram Products, Inc.                                  6/18/01               916,000              13.50       925,800
Moore Diversified Products, Inc.                         6/16/00               800,000              13.50       800,000
Multicom Publishing, Inc.                                3/29/01             2,200,000              13.00     2,333,330
Multimedia Learning, Inc.                                 5/8/00             1,500,000              14.00     1,500,000
Multimedia Learning, Inc.                                4/18/01               500,000              13.50       500,000
Multimedia Learning, Inc.                                9/12/01               750,000              13.50       750,000
Multi-Media Data Systems, Inc.                          11/20/01             2,000,000              14.00     2,000,000
NASC, Inc.                                               6/26/01             1,500,000              13.50     1,500,000
NASC, Inc.                                              12/13/98               500,000              13.50       500,000
Nationwide Engine Supply, Inc.                           1/12/99             2,475,000              12.00     2,490,012
Nationwide Engine Supply, Inc.                           9/26/01             1,000,000              13.50     1,000,000
Novavision, Inc.                                        12/18/01               520,000              13.00       520,000
NRI Service and Supply L.P.                              2/13/00             2,225,000              14.00     2,234,591
Orchid Manufacturing Group, Inc.                         9/14/00             2,960,000              13.00     2,968,671
Orchid Manufacturing Group, Inc.                        12/28/00             1,000,000              13.50     1,000,000
Palco Telecom Service, Inc.                             11/22/99             1,300,000              12.00     1,300,000

                                                                                                  COUPON
                                                                                                 INTEREST
        LOANS                                          MATURITY                COST                RATE      FAIR VALUE
        -----                                          --------                ----                ----      ----------
Paradigm Valve Services, Inc.                           11/12/01           $ 1,600,000              13.50%  $ 1,600,000
Patton Management Corporation                            5/26/00             1,900,000              13.50     1,900,000
PaySys International, Inc.                                6/1/97               990,000              13.00       999,292
PFIC Corporation                                         2/28/01             1,000,000              13.00     1,000,000
Pipeliner Systems, Inc.                                  9/30/98               980,000              10.00       993,320
Plymouth, Inc.                                           9/28/00             1,000,000              13.00     1,000,000
PRA International, Inc.                                  8/10/00             1,980,000              13.50     1,985,661
Precision Fixtures & Graphics, Inc.                      4/11/01             1,095,000              14.00     1,095,000
Precision Fixtures & Graphics, Inc.                      4/11/01               300,000              14.00       300,000
Precision Fixtures & Graphics, Inc.                       5/8/01               100,000              14.00       100,000
Precision Fixtures & Graphics, Inc.                      5/28/01                75,000              14.00        75,000
Precision Fixtures & Graphics, Inc.                      7/12/01                75,000              14.00        75,000
Precision Fixtures & Graphics, Inc.                      7/22/01               100,000              14.00       100,000
Precision Fixtures & Graphics, Inc.                      8/27/01               750,000              14.00       750,000
Precision Fixtures & Graphics, Inc.                       demand               100,000              14.00       100,000
Precision Panel Products, Inc.                           1/11/00             1,485,000              12.75     1,491,000
Pritchard Paint & Glass Co                               2/14/01               567,431              14.00       567,431
Quest Group International, Inc.                         11/15/00             1,125,000              13.25     1,154,162
Quest Group International, Inc.                           9/3/01             1,350,000              13.25     1,360,000
Radiant Systems, Inc.                                    6/27/01             2,760,000              14.00     2,788,000
Radiant Systems, Inc.                                    9/24/01             1,500,000              14.00     1,500,000
Rocky Mountain Radio Company LLC                        11/10/01             2,500,000              13.50     2,500,000
Rynel Ltd., Inc.                                         10/1/01             1,250,000              14.00     1,250,000
Scandia Technologies, Inc.                                4/9/01             1,825,000              14.00     1,825,000
Sheet Metal Specialties, Inc.                            6/20/01               250,000              14.00       250,000
Sheet Metal Specialties, Inc.                            12/4/01               211,750              12.00       211,750
SkillSearch Corporation                                  3/10/97               150,000              14.00       150,000
Southern Specialty Brands, Inc.                          6/30/01             1,732,500              14.00     1,736,004
Sqwincher Corporation                                    1/31/00               500,000              13.50       500,000
Studley Products Corp.                                  11/18/99               107,000              12.00       107,000
Studley Products Corp.                                   12/1/99               440,800               8.00       440,800
Summit Publishing Group, Ltd.                            3/17/99             1,485,000              12.00     1,493,500
Summit Publishing Group, Ltd.                            7/26/01               625,000              14.00       625,000
Suncoast Medical Group, Inc.                             9/14/99               485,000              13.50       441,998
Suncoast Medical Group, Inc.                              6/7/00               495,000              14.00       445,913
Suncoast Medical Group, Inc.                             2/23/01               522,000              14.00       472,747
TCOM Systems, Inc.                                        2/5/98               462,610               0.00       462,608
Tower Environmental, Inc.                               11/30/98             2,440,000              10.00     1,601,990
Tower Environmental, Inc.                                5/30/95               150,000              12.50       150,000
Trade Am International, Inc.                             9/30/00             4,000,000              12.75     4,000,000
TRC Acquisition Corporation                             10/21/01             1,000,000              13.50     1,000,000
UltraFab, Inc.                                           6/27/01             1,500,000              14.00     1,500,000
Unique Electronics, Inc.                                11/30/99               600,000              10.67       600,000
Urethane Technologies, Inc.                              3/16/01             1,636,520              13.50     1,697,100
Valdawn, LLC                                             4/13/00             2,399,974              13.50     2,400,000
Viking Moorings Acquisition, LLC                        12/15/00             1,655,500              13.00     1,730,146
Virtual Resources Inc.                                   8/16/01             3,000,000              14.00     3,000,000
Vista Information Solutions, Inc.                        4/30/01             2,032,157              13.50     2,086,736
WJ Holdings, Inc.                                       11/19/01             4,000,000              13.50     4,000,000


                                                                                                  COUPON
                                                                                                 INTEREST
        LOANS                                          MATURITY                COST                RATE           FAIR VALUE
        -----                                          --------                ----                ----           ----------

WWR Technology, Inc.                                     11/1/97          $    319,700              13.50%      $    324,184
Zahren Alternative Power Corp.                           1/30/00               495,000              13.00            496,075
Zahren Alternative Power Corp.                          11/27/99             1,980,000              13.00          1,989,663
                                                                          ------------                          ------------
    Total Loans                                                           $227,313,284                          $221,487,385
                                                                          ============                          ============

                                                        NUMBER OF            COST OR
                                                    SHARES/PERCENTAGE      CONTRIBUTED
EQUITY INTERESTS                                        OWNERSHIP             VALUE             FAIR VALUE
----------------                                        ---------             -----             ----------
PUBLICLY TRADED COMPANIES
National Vision Associates, Ltd. Common
  Stock                                                  208,698           $ 1,771,149          $   802,180
Trans Global Services, Inc. Common
  Stock -- restricted                                     28,088                 5,300               37,685
Moovies, Inc. Common Stock -- restricted                 156,110                 1,561              566,874
Premiere Technologies, Inc. Common Stock                 328,360                     0            7,720,565
Cardiac Control Systems, Inc. Common
  Stock -- restricted                                     50,000               250,000               52,500
Innotech, Inc. Common Stock                               65,530                20,000              474,273
American Network Exchange Common
  Stock -- restricted                                    139,651                21,879              197,839
Educational Medical, Inc. Common
  Stock -- restricted                                    108,198                     0              817,346
FCOA Acquisition Corp. Common Stock --
  restricted                                              94,335                     0              597,084
QuadraMed Corporation Common Stock --
  restricted                                              25,700                     0              180,275
QuadraMed Corporation Common Stock --
  escrowed                                                 2,856                     0                    0

PRIVATE COMPANIES

Skillsearch Corporation Common Stock                       2,241               250,035              150,000
Potomac Group, Inc. Preferred Stock -- Series A          800,000             1,000,000            2,000,000
Potomac Group, Inc. Common Stock                         479,115               289,779            1,299,038
Kentucky Kingdom, Inc. Common Stock                       13,260               258,316            1,325,000
Golf Corporation of America, Inc. Common Stock           100,000               100,000                    0
International Risk Control, Inc. Preferred
  Stock -- Series A                                      200,000                50,000               50,000
DentalCare Partners, Inc. Preferred Stock --
  Series E                                                90,978               800,000              800,000
Unique Electronics, Inc. Preferred Stock --
  Series A                                             1,000,000             1,000,000              880,000
Pipeliner Systems, Inc. Preferred Stock --
  Series D                                                 5,000             1,000,000              900,000
Front Royal, Inc. Common Stock                           110,000               275,000              275,000
NovaVision, Inc. Preferred Stock -- Series A           3,720,141             3,720,141            3,720,141
Fycon Technologies, Inc. Preferred Stock --
  Series A                                                96,000                96,000                    0
Virginia Gas Company Preferred Stock -- Series A           2,000             2,000,000            2,000,000
Johnston County Cable, L.P. Class A Interest
  in L.P.                                         11.11% of L.P.               100,000              100,000
Dalcon International, Inc. Series B
  Preferred Stock                                        850,000               850,000              750,000
Zahren Alternative Power Corporation Common Stock            700               210,000              210,000
Zahren Alternative Power Corporation Preferred
  Stock                                                      200               200,000              200,000
Electronic Merchant Services Series B
  Preferred Stock                                            163                     0                    0
PRA International, Inc. Common Stock                      31,279               190,000              190,000
Caldwell/VSR Inc. Preferred Stock                            890               890,000              760,000
Precision Fixtures & Graphics, Inc.
  Preferred Stock                                      1,500,000             1,500,000                    0
Palco Telecom Service Common Stock                       157,895                 1,579              100,000
Studley Products Corp. Common Stock                        2,204               220,400                    0
Clearidge, Inc. Series A Preferred Stock              14,800,000             3,700,000            3,700,000
Gulfstream International Airlines, Inc. Series
  A Preferred Stock                                          216             3,000,000            3,000,000
Home Link, Inc. Preferred Stock                        1,000,000             1,000,000            1,000,000
Voice FX Corporation Common Stock                         24,078               110,001              110,001

  Total Equity Interests                                                   $24,881,140          $34,965,801
                                                                           ===========          ===========

                                                                                                  COST OR
                                                        NUMBER OF          PERCENTAGE           CONTRIBUTED
STOCK WARRANTS                                           SHARES             OWNERSHIP              VALUE       FAIR VALUE
--------------                                           ------             ---------              -----       ----------
PUBLICLY TRADED COMPANIES
American Network Exchange                                 13,988                  0.00%               $ 0           $ 0
Cardiac Control Systems, Inc.                            100,000                  4.35                  0       104,997
Consumat Systems, Inc.                                   250,000                 20.00                  0       229,688
Moovies, Inc.                                             20,000                  0.20                  0             0
Multicom Publishing, Inc.                                163,791                  2.80            800,000       138,540
Urethane Technologies, Inc.                              484,640                  4.66            363,480        42,406
Vista Information Solutions, Inc.                      1,247,582                  5.00            467,843       491,235
Virginia Gas Company                                      54,163                  1.52                  0       278,034
Virginia Gas Company                                      54,163                  1.52                 54             0

PRIVATE COMPANIES
AB Plastics Holding Corporation                          200,000                 20.00                  0             0
Affinity Corporation                                         550                  9.67             20,000       385,000
Alternative Home Care                                    163,695                 13.00                  0             0
Alvin Carter Holdings Corp                             2% of Co.                  2.00
American Corporate Literature                            222,197                 19.72             17,000        17,000
American Rockwool Acquisition Corp                     1,100,000                 11.00                  0             0
Amscot Holdings, Inc.                                      1,534                 26.47                  0             0
Argenbright Holdings LLC                                      18                   .50            750,000       375,000
Ashe Industries, Inc.                                        254                 19.35             20,000             0
Associated Response Services, Inc.                           370                 35.20             14,000     1,000,000
Assured Power, Inc.                                          374                 16.00                  0             0
Auto Rental Systems, Inc.                                144,869                  7.00                  0             0
Avionics Systems, Inc.                                15% of Co.                 15.00                  0             0
B & N Company, Inc.                                           33                  4.00             40,000             0
BankCard Services Corporation                            149,261                 28.00              3,000             0
BiTec Southeast, Inc.                                      1,480                 15.00             21,000             0
Carter Kaplan Holdings, LLC                           24% of LLC                 24.00              6,100             0
C.J. Spirits, Inc.                                       180,000                 10.00              7,500             0
Caldwell/VSR Inc.                                            159                 15.93                  0             0
Cartech Holdings, Inc.                                   210,527                 20.00                  0             0
Cedaron Medical, Inc.                                    173,981                  4.25                  0             0
CellCall, Inc.                                               398                  1.50             10,000       125,000
CF Data Corp.                                                257                 20.50             17,500        17,500
Champion Glove Manufacturing Co., Inc.                   538,614                  6.88                  0             0
Clearidge, Inc.                                          442,164                  1.78                  0             0
CLS Corporation                                          126,997                  4.22                  0             0
Colonial Investments, Inc.                                   264                 24.00                  0             0
Continental Diamond Cutting Company                          112                 12.22                  0             0
Corporate Flight Mgmt., Inc.                              66,315                  6.63              3,500       100,000
Corporate Link, Inc.                                         190                 16.00                  0             0
CreditCorp and affiliates                                     52                  5.00            461,000       461,000
Dalcon Technologies, Inc.                                250,000                 20.00                  0             0
Dalts, Inc.                                                  125                 25.00                  0             0
Delaware Publishing Group, Inc.                            8,534                 47.67             15,000       200,000
DentalCare Partners, Inc.                                666,022                  4.98             10,000       290,000
Eastern Food Group LLC                                    17,647                 15.00                  0             0
Electronic Merchant Services                                 430                 12.50             12,500             0
Encore Orthopedics, Inc.                                 577,300                  5.21            711,335     1,205,000
Entek Scientific Corporation                             185,480                  3.75                  0             0
Express Shipping Centers, Inc.                            73,752                  5.09            552,402       552,402


                                                                                                  COST OR
                                                        NUMBER OF          PERCENTAGE           CONTRIBUTED
STOCK WARRANTS                                           SHARES             OWNERSHIP              VALUE       FAIR VALUE
--------------                                           ------             ---------              -----       ----------
Foodnet Holdings, LLC                                       8.00%                 8.00%               $ 0           $ 0
Fortrend Engineering Corp.                               437,552                  3.25                  0             0
Front Royal, Inc.                                        240,458                  1.85                  0       480,000
Fycon Technologies, Inc.                                  58,677                 15.00                  0             0
Fypro, Inc.                                              255,882                 15.00                  0             0
Gardner Wallcovering, Inc.                                     2                  2.00             15,000        15,000
General Materials Management Inc.                        600,000                 10.00                  0             0
Generation 2 Worldwide LLC                            30% of LLC                30.000                  0             0
Global Finance & Leasing, Inc.                             5,000                 25.00                  0             0
Global Marine                                              5,137                 18.00                  0             0
Gold Medal Products, Inc.                                102,370                 32.77                  0             0
Golf Corporation of America, Inc.                        350,000                 28.27                  0             0
Golf Video, Inc.                                              98                 49.50                  0             0
Good Food Fast Companies, The                            174,779                 17.00                  0             0
Gulfstream International Airlines, Inc.                      413                 32.00             10,000       140,000
H & H Acquisition Corporation                              3,600                 22.50                  0             0
Home Link Services, Inc.                                 166,667                 20.00                  0             0
Horizon Medical Products, Inc.                             9,486                  8.25                  0             0
Hoveround Corporation                                        850                 10.00                  0     1,135,000
HPC America, Inc.                                              5                  2.75             30,000        30,000
Hunt Incorporated                                             44                 10.00                  0       100,000
Hunt Leasing & Rental Corporation                            265                 10.00                  0       100,000
HTR, Inc.                                                849,381                  6.00                  0             0
I. Schneid Holdings LLC                               11% of LLC                 11.00                  0             0
ILD Communications                                         5,429                  3.20                  0             0
In Store Services, Inc.                                      429                 12.50             12,000        12,000
Johnston County Cable L.P.                            5% of L.P.                 27.50             10,000        10,000
K.W.C. Management Corp.                                      794                 24.40                  0             0
Kentucky Kingdom, Inc.                                     6,132                  2.00                  0       610,000
Kryptonics, Inc.                                           1,255                  6.40                  0       400,000
Lane Acquisition Corporation                              11,667                 10.00                  0             0
Leisure Clubs International, Inc.                            144                 10.00             15,000        15,000
Lovett's Buffet, Inc.                                    204,219                  3.02                  0       400,000
Mayo Hawaiian Corp.                                           81                  7.50                  0             0
MBA Marketing Corporation                                 11,100                  4.29             18,000        18,000
McAuley's Incorporated                                        64                  6.00                  0             0
Metals Recycling Technologies Corp.                      257,801                  5.00                  0             0
Money Transfer Systems, Inc.                                  94                  8.50             10,000        10,000
Monogram Products, Inc.                                    1,276                  6.00             84,000        84,000
Moore Diversified Products, Inc.                              12                 11.00                  0             0
Multimedia Learning, Inc.                                131,697                  8.10                  0       800,000
Multi-Media Data Systems, Inc.                           259,072                 20.00                  0             0
NASC, Inc.                                                 2,652                 23.00                  0             0
Nationwide Engine Supply, Inc.                         1,265,664                 20.20             25,000        25,000
Novavision, Inc.                                         222,222                 10.00                  0             0
NRI Service and Supply, L.P.                          7.5% of LP                 27.50             25,000        25,000
Orchid Manufacturing, Inc.                             1,219,047                  2.61             40,000       600,000
P.A. Plymouth, Inc.                                       92,647                 15.00                  0             0
Paradigm Valve Services, Inc.                             30,000                 12.00                  0             0
Patton Management Corporation                                426                 10.00                  0       185,000
PaySys International, Inc.                                30,000                  2.68             10,000        10,000


                                                                                                  COST OR
                                                        NUMBER OF          PERCENTAGE           CONTRIBUTED
STOCK WARRANTS                                           SHARES             OWNERSHIP              VALUE       FAIR VALUE
--------------                                           ------             ---------              -----       ----------
PFIC Corporation                                           5,917                  6.00%                 0           $ 0
PRA International, Inc.                                  117,298                  3.63             20,000       685,000
Pipeliner Systems, Inc.                                2,080,000                 20.55             20,000             0
Precision Fixtures & Graphics, Inc.                        2,602                 51.00                  0             0
Precision Panel Products, Inc.                               122                  8.25             15,000        15,000
Pritchard Glass, Inc.                                     12,500                 25.00                  0             0
Quest Group International, Inc.                           88,840                 17.52            275,000       275,000
Radiant Systems, Inc.                                    174,642                  1.52            240,000       950,000
Radio Systems Corporation                                162,167                  8.13                  0     1,000,000
Rynel Ltd., Inc.                                         390,517                 15.00                  0             0
Scandia Technologies, Inc.                                   282                 22.00                  0             0
Sheet Metal Specialties, Inc.                                538                 35.00                  0             0
SkillSearch Corporation                                    2,381                  7.59            254,000       150,000
Southern Specialty Brands, Inc.                           10,000                 10.00             17,500        17,500
Sqwincher Corporation                                        111                 10.00                  0       140,000
Suncoast Medical Group, Inc.                             580,159                 23.00             25,000             0
Suprex Corporation                                     1,058,179                  3.45                  0             0
Tower Environmental, Inc.                                     82                 10.07             20,000             0
Trade Am International, Inc.                             335,106                  6.00                  0             0
TRC Acquisition Corporation                              375,000                 12.50                  0             0
UltraFab, Inc.                                           120,000                 12.00                  0             0
Unique Electronics, Inc.                              20% of Co.                 20.00                  0             0
VanGard Communications Co., LLC                       12% of LLC                 12.00                  0             0
VDI Acquisition Company, LLC                          21% of LLC                 21.00                 26            26
Viking Moorings Acquisition, LLC                       5% of LLC                  6.50            344,500       344,500
Virtual Resources, Inc.                                        8                  7.50                  0       250,000
Voice FX Corporation                                     233,112                  7.10            176,000       450,000
WJ Holdings, Inc.                                        250,000                 25.00                  0             0
Zahren Alternative Power Corporation                       1,247                  6.54             25,000       400,000
                                                                                              -----------  ------------
     Total Stock Warrants                                                                     $ 6,059,240  $ 15,893,828
                                                                                              ===========  ============

OTHER INVESTMENTS

Gates Communication, L.P. -- Anticipated
  royalty payments upon sale of assets                        --                    --        $ 1,389,628  $ 1,289,628
Hancock Company -- Royalty stream from sale
  of Gitman brand name                                        --                    --          1,900,000      600,000
HSA International, Inc. -- Anticipated
  proceeds from litigation                                    --                    --          1,150,000    1,000,000
Capitalized workout expenses                                  --                    --            250,671      100,654
                                                                                             ------------ ------------
     Total Other Investments                                                                 $  4,690,299 $  2,990,282
                                                                                             ============ ============

     Total Investments                                                                       $262,943,963 $275,337,296
                                                                                             ============ ============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


LOANS
                                               Maturity         Cost        Coupon      Fair Value
                                               --------         ----        ------      ---------
Action Sports Group, LLC                        8/19/02      $1,750,000      13.00%     $1,750,000
Aero Products Corporation                        6/9/02       2,500,000      13.00       2,500,000
Affinity Fund, Inc.                             6/29/98       1,485,000      12.50       1,500,182
Affinity Fund, Inc.                             3/10/00       1,000,000      14.00       1,000,000
Affinity Fund, Inc.                            12/28/98         495,000      12.50         496,826
American Consolidated Labs                      4/25/02       1,575,000      13.50       1,575,000
American Consolidated Labs                     12/18/01         520,000      13.00         520,000
American Corporate Literature, Inc.             9/29/01       1,683,000      14.00       1,686,679
American Corporate Literature, Inc.              1/1/98         250,000      14.00         250,000
American Network Exchange                      11/30/98         990,000      13.00         997,849
American Network Exchange                       1/18/99         990,000      13.00         997,515
Amscot Holdings, Inc.                           5/26/00         800,000      14.00         800,000
Amscot Holdings, Inc.                           9/20/00         200,000      14.00         200,000
Amscot Holdings, Inc.                           6/28/01         500,000      14.00         500,000
Amscot Holdings, Inc.                          12/27/01         250,000      14.00         250,000
Amscot Holdings, Inc.                           7/30/02       1,000,000      14.00       1,000,000
Anton Airfood, Inc.                             5/21/02       5,000,000      13.50       5,000,000
ARAC  Holding Co., Inc.                         9/27/01       3,000,000      13.50       3,000,000
Ashe Industries, Inc.                           5/18/99         535,546      12.50         185,546
Associated Response Services, Inc.              6/20/99       1,386,000      12.50       1,395,320
Associated Response Services, Inc.              2/15/00         335,000      12.50         335,000
Associated Response Services, Inc.               1/6/00         300,000      12.50         300,000
Associated Response Services, Inc.              11/8/01         500,000      12.50         500,000
Associated Response Services, Inc.              3/27/02       3,000,000      12.50       3,000,000
Assured Power, Inc.                             10/1/00         700,000      13.50          75,000
Atlantic Security Systems, Inc. and affiliates  1/29/02       2,000,000      13.25       2,000,000
Austin Innovations, Inc.                         7/1/02       1,950,000      13.75       1,950,862
Avionics Systems, Inc.                          7/19/01       3,000,000      13.50       3,000,000
B & N Company, Inc.                              8/8/00       2,970,000      12.50       2,583,000
B & N Company, Inc.                             3/28/01         990,000      13.00         993,006
BankCard Services Corporation                   1/21/98         297,000      13.00         249,850
BiTec Southeast, Inc.                            7/1/99       2,600,321      12.70       2,417,321
BiTec Southeast, Inc.                            8/9/01         950,000      14.00         950,000
BiTec Southeast, Inc.                           4/30/97         350,000      14.00         350,000
BiTec Southeast, Inc.                            demand         228,000      14.00         228,000
Bohdan Automation, Inc.                          7/1/02       1,500,000      13.50       1,500,000
BroadNet, Inc.                                   6/9/02       2,500,000      14.00       2,500,000
Bug.Z, Inc.                                     9/23/02       2,500,000      15.00       2,500,000
C.J. Spirits, Inc.                               6/1/97         750,171      13.50         105,796
Caldwell/VSR Inc.                               2/28/01       1,500,000      12.00       1,500,000
Caldwell/VSR Inc.                               9/27/01          53,508      14.00          53,508
Campus Voice, LLC                              12/31/06       1,263,223      12.00       1,063,223
Campus Voice, LLC                              12/31/06         300,000      12.00         300,000
Campus Voice, LLC                              12/31/99         385,000       8.00         385,000
Cardiac Control Systems, Inc.                   3/31/00       1,500,000      13.50       1,500,000
Cartech Holdings, Inc.                          4/29/01       1,500,000      13.00       1,500,000
Carter Kaplan Holdings, LLC                     6/22/00         594,000      14.00          94,800
Catalina Food Ingredients, Inc.                 3/30/02       3,500,000      13.00       3,500,000
Cedaron Medical, Inc.                           6/28/01       1,500,000      13.50       1,500,000
Cell Call, Inc.                                 11/4/97         990,000      12.75         999,852
CF Data Corp.                                   3/16/00       1,732,500      13.75       1,741,552
Champion Glove Manufacturing Co., Inc.          7/27/00       1,250,000      13.50          50,000
Check Into Cash, Inc.                           11/7/01       3,039,000      14.00       3,115,830
CMHC Systems, Inc.                               7/1/02       1,400,000      13.50       1,400,000
Colonial Investments, Inc.                     10/16/00         800,000      13.75         800,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997



LOANS
                                                   Maturity      Cost    Coupon    Fair Value
                                                   --------      ----    ------    ----------
Colonial Investments, Inc.                           4/1/98  $  300,000    13.75% $  300,000
Colonial Investments, Inc.                          3/15/98     132,000    13.75     132,000
Columbus Medical                                    1/31/02   4,000,000    13.75   4,000,000
Consumat Systems, Inc.                              11/1/00     500,000    14.00     500,000
Consumat Systems, Inc.                               1/1/01     500,000    14.00     500,000
Consumat Systems, Inc.                              3/11/01     500,000    14.00     500,000
Consumat Systems, Inc.                              3/26/02     500,000    14.00     500,000
Consumat Systems, Inc.                              7/15/98     500,000    14.00     500,000
Continental Diamond Cutting Co.                     1/15/99     500,000    13.00     500,000
Continental Diamond Cutting Co.                    11/16/99     200,000    13.00     200,000
Corporate Flight Mgmt, Inc.                         12/4/97     346,500    12.50     349,863
Corporate Link, Inc.                               12/13/01     600,000    14.00     600,000
Corporate Link, Inc.                               10/13/97     300,000    14.00     300,000
Cort Investment Group D/B/A Contract Network        8/27/02   3,320,000    13.50   3,326,000
Creighton Shirtmakers                                demand   1,969,000    14.00   1,969,000
CSM, Inc.                                          12/31/01   1,400,000    14.00   1,400,000
Cybo Robotics, Inc.                                 9/29/02   1,050,000    13.25   1,050,000
Dalts, Inc.                                         4/28/01   2,000,000    13.50   2,000,000
Dartek Industries                                  11/20/01   3,800,000    13.50   3,800,000
Dartek Industries                                    6/1/99     453,915    13.50     453,916
DentalCare Partners, Inc.                           1/11/01   2,206,023    12.50   2,212,536
DynaGen, Inc.                                       6/17/02   1,733,300    13.50   1,751,080
Dyntec, Inc.                                         7/7/02   2,500,000    14.00   2,500,000
Electronic Accessory Specialists Int'l, Inc.        6/23/02   1,600,000    13.50   1,600,000
Electronic Merchant Services                        2/27/00   1,237,500    13.50   1,040,204
Electronic Merchant Services                        2/29/96      34,572    14.00      34,572
Electronic Merchant Services                        2/29/96     134,000    14.00     134,000
Electronic Merchant Services                         demand      68,659    12.00      68,659
Encor Technologies, Inc.                            3/30/02   2,812,000    13.13   2,812,000
Endeavor Technologies, Inc.                          8/1/02   4,000,000    13.50   4,000,000
Entek IRD International Corp.                       5/22/02   1,090,000    13.00   1,100,848
Entek IRD International Corp.                       6/28/01   2,500,000    13.00   2,500,000
Faxnet Corporation                                  6/17/02   1,400,000    13.00   1,406,668
FDL, Inc.                                           1/30/02   1,750,000    13.50   1,787,503
Film Technologies International, Inc.               2/27/02   1,500,000    14.00   1,500,000
FoodNet Holdings, LLC                               7/22/01   1,500,000    13.50   1,500,000
Fortrend Engineering Corp.                          8/30/01   1,500,000    12.99   1,500,000
Fypro, Inc.                                        12/17/01   3,117,480    12.50   3,117,480
Fypro, Inc.                                        12/17/01     592,000     4.00     152,000
Fypro, Inc.                                        12/17/01     460,000    14.00     235,000
Gardner Wallcovering, Inc.                          3/28/01     235,000    13.50     239,750
General Materials Management, Inc.                  7/29/01   2,500,000    13.50   2,500,000
Generation 2 Worldwide LLC                         10/31/00   2,000,000    14.00   2,000,000
Global Marine Electronics, Inc.                      5/1/01   1,350,000    13.00   1,350,000
Gloves Inc.                                          5/1/02   1,500,000    13.00   1,500,000
Gold Medal Products, Inc.                          11/19/00     123,895    13.50      48,895
Good Food Fast Companies, The                      12/10/01   2,500,000    13.50   2,500,000
Gulfstream International Airlines, Inc.             7/29/99   1,490,000    13.00   1,498,016
Gulfstream International Airlines, Inc.             9/25/00   1,000,000    14.00   1,000,000
Gulfstream International Airlines, Inc.             3/19/02   1,500,000    14.00   1,500,000
Gulfstream International Airlines, Inc.             12/1/99   2,200,000    14.00   2,200,000
H & H Acq. Corp.                                    8/30/01   1,500,000    14.00   1,500,000
Home Link Services, Inc.                           12/30/01     275,000    14.00     275,000
HPC America, Inc.                                   8/15/01   2,970,000    13.50   2,977,000
HTR, Inc.                                          10/30/01   3,000,000    13.50   3,000,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997



LOANS
                                               Maturity         Cost        Coupon     Fair Value
                                               --------         ----        ------     ----------
Hunt Incorporated                               3/31/00     $3,250,000      14.00%    $3,250,000
HydroFuser Industries Inc. and affiliates       7/30/02        621,643      13.00        645,127
I.Schneid Acquisition, LLC                       4/1/01      2,000,000      14.00      2,000,000
IJL Holdings, Inc.                              9/12/02      1,250,000      13.50      1,250,000
ILD Communications                              5/10/01      1,500,000      13.50      1,500,000
In-Store Services, Inc.                         4/19/00      1,188,000      14.00      1,194,000
International Displays, Inc.                    5/12/02      3,965,000      14.00      3,215,000
International Displays, Inc.                     2/1/01        415,500      14.00        415,500
International Displays, Inc.                     demand         30,000      14.00         30,000
International Displays, Inc.                     demand        263,000      14.00        263,000
Johnston County Cable, L.P.                     8/31/00      1,990,000      14.00      1,994,175
Karawia Industries, Inc.                        3/27/02      2,500,000      14.00      2,500,000
Kentucky Kingdom, Inc.                           4/4/99        250,000       8.50        250,000
Kentucky Kingdom, Inc.                           1/5/98      1,980,000      12.50      1,998,982
Kentucky Kingdom, Inc.                          9/26/99      1,200,000      10.50      1,200,000
Kentucky Kingdom, Inc.                           3/1/00        835,000      14.00        835,000
Kentucky Kingdom, Inc.                          11/6/00      1,500,000      12.50      1,500,000
Kentucky Kingdom, Inc.                          3/30/98      2,000,000      14.00      2,000,000
Kryptonics, Inc.                               12/14/00      2,500,000      12.90      2,500,000
Kryptonics, Inc.                                2/28/98        750,000      14.00        750,000
KWC Management Co., LLC                         4/25/01        500,000      14.00         50,000
Lane Acquisition Corporation                   11/21/01      4,000,000      13.75      4,000,000
Leisure Clubs International, Inc.                4/1/01      1,485,000      14.00      1,489,500
Leisure Clubs International, Inc.               3/27/02        125,000      14.00        125,000
M & M Industries, Inc.                          2/26/02      2,250,000      14.00      2,250,000
Master Graphics, Inc.                           5/31/02      4,300,000      13.25      4,300,000
Mayo Hawaiian Corp.                             6/27/01      2,200,000      14.00      2,200,000
MBA Marketing Corporation                        2/4/99      1,782,000      12.50      1,795,200
McAuley's Incorporated                          7/31/01      3,000,000      13.00      3,000,000
Mead Higgs Co.                                  5/19/02      1,400,000      14.00      1,400,000
Merge Technologies, Inc.                        6/30/02      2,000,000      13.50      2,000,000
Mesa International, Inc.                        1/23/02      3,000,000      14.00      3,000,000
Metals Recycling Technologies Corp.            10/31/01      2,000,000      14.00      2,000,000
MetroLease, Inc.                                7/29/02      2,495,000      13.50      2,495,249
Money Transfer Systems, Inc.                    7/24/00        247,500      14.00        248,634
Money Transfer Systems, Inc.                   12/20/00        148,500      14.00        149,050
Money Transfer Systems, Inc.                     3/1/01        148,500      14.00        148,975
Money Transfer Systems, Inc.                     5/2/01        148,500      14.00        148,875
Money Transfer Systems, Inc.                     7/8/01        148,500      14.00        148,875
Money Transfer Systems, Inc.                    10/1/01        148,500      14.00        148,800
Money Transfer Systems, Inc.                     1/5/02        245,000      14.00        245,747
Money Transfer Systems, Inc.                     3/6/02        250,000      14.00        250,000
Money Transfer Systems, Inc.                    7/15/02        250,000      14.00        250,000
Moore Diversified Products, Inc.                6/16/00        800,000      13.50        800,000
Moore Diversified Products, Inc.                3/27/02      1,000,000      13.50      1,000,000
Multicom Publishing, Inc.                       3/29/01      1,025,000      13.00      1,278,328
Multicom Publishing, Inc.                        demand         60,000      14.00         60,000
Multi-Media Data Systems, Inc.                 11/20/01      1,997,409      14.00      1,997,409
Multimedia Learning, Inc.                        5/8/00      1,500,000      14.00      1,500,000
Multimedia Learning, Inc.                       4/18/01        500,000      13.50        500,000
Multimedia Learning, Inc.                       9/12/01        750,000      13.50        750,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997



LOANS
                                             Maturity           Cost         Coupon        Fair Value
                                             --------           ----         ------        ----------
Mytech Corporation                             9/25/02       $1,400,000      13.50%       $1,400,000
NASC, Inc.                                     6/26/01        1,500,000      13.50         1,500,000
NASC, Inc.                                    12/13/98          500,000      13.50           500,000
National Health Systems                         9/1/99          420,000      12.50           377,000
Nationwide Engine Supply, Inc.                 1/12/99        2,475,000      12.00         2,493,765
Nationwide Engine Supply, Inc.                 9/26/01        1,000,000      13.50         1,000,000
NRI Service and Supply L.P.                    2/13/00        2,225,000      14.00         2,238,344
Omni Home Medical, Inc.                        3/30/02        2,000,000      14.00         2,000,000
One Call Comprehensive Care, Inc.             12/19/01        1,500,000      14.00         1,500,000
One Call Comprehensive Care, Inc.              3/31/02          500,000      14.00           500,000
One Call Comprehensive Care, Inc.             12/30/97          300,000      14.00           300,000
One Call Comprehensive Care, Inc.             12/30/97          175,000      14.00           175,000
Orchid Manufacturing Group, Inc.               9/14/00        2,960,000      13.00         2,974,674
Orchid Manufacturing Group, Inc.              12/28/00        1,000,000      13.50         1,000,000
Package Net, Inc.                              9/22/00        1,697,598      13.25         1,927,773
Package Net, Inc.                               5/1/02          250,000      13.25           250,000
Palco Telecom Service, Inc.                   11/22/99        1,300,000      12.00         1,300,000
Paradigm Valve Services, Inc.                 11/12/01        1,600,000      13.50         1,600,000
Patton Management Corporation                  5/26/00        1,900,000      13.50         1,900,000
PaySys International, Inc.                     9/26/02        3,725,158      13.50         3,729,739
Pipeliner Systems, Inc.                        9/30/98          980,000      10.00           996,317
Plymouth, Inc.                                 9/28/00        1,000,000      13.00         1,000,000
PRA International, Inc.                        8/10/00        1,980,000      13.50         1,988,658
Precision Panel Products, Inc.                 1/11/00        2,022,781      12.75         2,031,031
Precision Panel Products, Inc.                  8/1/00          532,000      14.00           532,000
Precision Panel Products, Inc.                  2/1/01          250,000      14.00           250,000
Precision Panel Products, Inc.                  demand          526,525      14.00           526,525
Precision Panel Products, Inc.                  demand           62,000      14.00            62,000
Pritchard Paint & Glass Co.                    2/14/01          567,431      14.00           567,431
Pritchard Paint & Glass Co.                    2/10/01          200,000      14.00           200,000
Proamics Corporation                           7/31/02        1,000,000      13.00         1,000,000
Professional Training Services, Inc.           9/30/02        3,400,000      13.25         3,400,000
Protect America, Inc.                          1/30/02        2,905,000      13.50         2,919,247
Quest Group International, Inc.               11/15/00        1,125,000      13.25         1,172,909
Quest Group International, Inc.                 9/3/01        1,350,000      13.25         1,382,500
Quest Group International, Inc.                 9/3/01          123,601      14.00           123,601
R & R International, Inc.                      6/30/02        2,000,000      13.25         2,000,000
Recompute Corporation                          2/21/02        1,900,000      13.50         1,940,000
Reef Chemical Company, Inc.                    9/23/02        2,700,000      13.75         2,705,000
Rocky Mountain Radio Company LLC              11/10/01        3,000,000      13.50         3,000,000
Rynel Ltd., Inc.                               10/1/01        1,250,000      14.00         1,250,000
Saraventures Fixtures Inc.                     5/23/02        1,550,000      14.00         1,550,000
Saraventures Fixtures Inc.                      2/1/02          425,000      14.00           425,000
Saraventures Fixtures Inc.                      demand           20,000      14.00            20,000
Saraventures Fixtures Inc.                      demand           70,000      14.00            70,000
Scandia Technologies, Inc.                      4/9/01        1,825,000      14.00         1,400,000
Scandia Technologies, Inc.                      4/7/98          400,000      14.00           400,000
Sheet Metal Specialties, Inc.                  6/20/01          250,000      14.00           250,000
Sheet Metal Specialties, Inc.                  12/4/01          211,750      12.00           211,750
Sheet Metal Specialties, Inc.                  1/24/02           38,250      12.00            38,250
SkillMaster, Inc.                              3/30/02        2,475,000      13.75         2,477,919
SkillSearch Corportion                          2/5/98          496,000      13.00           499,952
Solutioneering, Inc.                           3/31/02        2,000,000      13.75         2,000,000
Southern Specialty Brands, Inc.                6/30/01        1,732,500      14.00         1,738,632
Southern Therapy, Inc.                         4/24/02        1,000,000      13.50         1,000,000
Southern Therapy, Inc.                         4/24/02          500,000      13.50           500,000
Stratford Safety Products, Inc.                 3/1/02        1,775,000      13.50         1,785,000
Studley Products Corp.                        11/18/99          207,000      12.00             7,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997



LOANS
                                                           Maturity          Cost            Coupon         Fair Value
                                                           --------          ----            ------         ----------
Studley Products Corp.                                      12/1/99     $    440,800          8.00%     $    115,800
Summit Publishing Group, Ltd.                               3/17/99        1,485,000         12.00         1,495,750
Summit Publishing Group, Ltd.                               7/26/01          625,000         14.00           625,000
Summit Publishing Group, Ltd.                              12/15/97          100,000         14.00           100,000
Summit Publishing Group, Ltd.                               1/16/98          150,000         14.00           150,000
Suncoast Medical Group, Inc.                                9/14/99          485,000         13.50           191,998
Suncoast Medical Group, Inc.                                 6/7/00          495,000         14.00           420,913
Suncoast Medical Group, Inc.                                2/23/01          522,000         14.00           447,747
Suncoast Medical Group, Inc.                                2/23/01           71,700         14.00            21,700
Suncoast Medical Group, Inc.                               12/31/98          625,000         13.50                 0
TAC Systems, Inc.                                           3/27/02        1,012,000         14.00         1,012,000
TAC Systems, Inc.                                           1/31/98          500,000         14.00           500,000
TCOM Systems, Inc.                                           2/5/98          413,671          0.00           413,671
TeleCommunication Systems, Inc.                             8/20/02        3,000,000         14.00         3,000,000
Telecontrol Systems, Inc.                                   9/30/02        2,500,000         14.00         2,500,000
Temps & Co.                                                 5/12/02        3,000,000         13.25         3,000,000
The Moorings, LLC                                          12/31/01        1,655,500         13.00         1,781,824
Thomas Holding Co., D/B/A Sport & Social Clubs              5/21/02        1,500,000         13.50         1,500,000
Trade Am International, Inc.                                9/30/00        4,000,000         12.75         4,000,000
TRC Acquisition Corporation                                10/21/01        2,000,000         13.50         2,000,000
UltraFab, Inc.                                              6/27/01        1,500,000         14.00         1,500,000
Umbrellas Unlimited, LLC                                    8/21/02          264,691         14.00           264,691
Unicoil, Inc.                                               9/28/02        1,300,000         13.50         1,300,000
Unique Electronics, Inc.                                   11/30/99          600,000         10.67           600,000
Valdawn Watch Company                                       4/13/00        3,301,406         14.00         2,841,432
Wearever Health Products, LLC                               3/31/02        1,500,000         13.50         1,500,000
Wolfgang Puck Food Company                                  5/20/02        5,000,000         12.50         5,000,000
Zahren Alternative Power Corp.                              1/30/00          495,000         13.00           496,822
Zahren Alternative Power Corp.                             11/27/99        1,980,000         13.00         1,992,632
                                                                        ------------                    ------------

     Subtotals                                                          $336,080,028                    $328,447,929
                                                                        ------------                    ------------


TANDEM CAPITAL LOANS

Altris Software, Inc.                                       6/27/02     $  2,415,000         11.50      $  2,424,750
Cover-All Technologies, Inc.                                3/31/02        3,000,000         12.50         3,000,000
     (Convertible at $1.25/share)
Digital Transmission Systems, Inc.                          9/25/02        4,000,000         11.50         4,000,000
    (Convertible at $10.25/share)
Environmental Tectonics Corporation                         3/27/04        3,500,770         12.00         3,509,091
Smartchoice Automotive Group                                3/12/99        3,500,000         12.00         3,500,000
     (Convertible at $6/share)
SmartChoice Automotive Group                                5/13/02        4,000,000         12.00         4,000,000
     (Convertible at $6/share)
Teltronics, Inc.                                            2/13/02        4,250,000         11.00         4,250,000
     (Convertible at $4/share)
Universal Automotive Industries, Inc.                       7/11/02        4,500,000         12.25         4,500,000
                                                                        ------------                    ------------

     Subtotals                                                          $ 29,165,770                    $ 29,183,841
                                                                        ------------                    ------------

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


LOANS
                                                       Maturity       Cost               Coupon     Fair Value
                                                       --------       ----               ------     ----------

SCC CANADA LOANS

Century Pacific Greenhouses Ltd.*                        4/14/02   $  1,002,794           13.00%    $  1,002,794
Eagle Quest Golf Center Inc.                             6/20/02      1,600,000           13.50        1,600,000
Executrain*                                              10/1/02        217,105           13.00          217,105
Graphic Workshop Studios, Inc.*                          9/30/02        202,752           12.50          202,752
Newfoundland Career Academy Ltd.*                         8/8/02        578,244           13.50          578,244
Quadravision Communications Ltd.*                        4/11/02        437,956           13.00          437,956
SFG Technologies Inc.*                                   7/30/02        724,218           13.00          724,218
Supplements Plus Natural Vitamins & Cosmetics, Ltd.*     10/3/03        144,823           16.50          144,823
Systech Group, Inc.*                                     3/31/02        874,636           13.00          874,636
                                                                   ------------                     ------------

       Subtotals                                                      5,782,527                        5,782,527
                                                                   ------------                     ------------

       Total loans                                                 $371,028,325                     $363,414,296
                                                                   ============                     ============

* Loan denominated in Canadian dollars.

]                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


                                                                                                              Cost or
                                                                                               Number of    Contributed
EQUITY INTERESTS                                                                                Shares          Value     Fair Value
----------------                                                                               ----------   -----------   ----------
PUBLICLY TRADED COMPANIES

National Vision Associates, Ltd.            Common Stock                                         208,698   $1,771,149   $   946,967
Trans Global Services, Inc.                 Common Stock                                          28,088            0       113,756
Moovies, Inc.                               Common Stock                                         156,110        1,561       339,539
Premiere Technologies, Inc.                 Common Stock                                          50,000            0     1,499,063
Cardiac Control Systems, Inc.               Common Stock                                          50,000      250,000        36,563
American Network Exchange                   Common Stock                                          76,222       21,879       154,350
American Network Exchange                   Common Stock                                          63,429            0             0
Educational Medical, Inc.                   Common Stock                                          33,198            0       242,573
Encore Medical                              Common Stock                                         232,291            0       684,291
FCOA Acquisition Corp.                      Common Stock                                          25,000            0       189,375
QuadraMed Corporation                       Common Stock                                          28,556            0       339,816
Radiant Systems                             Common Stock                                          25,000            0       358,750
American Consolidated Labs                  Common Stock                                       1,000,000    1,000,000       175,000
Vista Information Solutions, Inc.           Common Stock                                       1,200,000            0     3,195,000
Vista Information Solutions, Inc.           Common Stock                                         143,032            0       310,625
Compass Plastics & Technologies Inc.        Common Stock                                         523,250        2,000     3,296,475
Integrated Health Services                  Common Stock                                           7,047            0       164,841
Medical Resources Inc.                      Common Stock                                          55,549    1,000,000       747,713



NON-TRADED EQUITY INVESTMENTS IN
  PUBLIC COMPANIES

Altris Software, Inc.                       Preferred Stock - convertible at $6.00                 3,000    3,000,000     3,000,000
American Consolidated Labs                  Preferred Stock - Series A                         2,720,141    2,720,141     2,375,000
Environmental Tectonics Corporation         Preferred Stock - Series A; convertible at $7.50      25,000    2,500,000     2,500,000
Multicom Publishing, Inc.                   Preferred Stock - Series A                           235,000    1,175,000             0
Vista Information Solutions, Inc.           Preferred Stock - Series E; convertible at $2.75       2,500    2,500,000     2,500,000
Vista Information Solutions, Inc.           Preferred Stock - Series F                             2,500    2,500,000     2,500,000


PRIVATE COMPANIES

Skillsearch Corporation                     Common Stock                                           4,548      550,035       450,000
Potomac Group, Inc.                         Preferred Stock - Series A                           800,000    1,000,000     2,000,000
Potomac Group, Inc.                         Common Stock                                         479,115      289,779     1,299,038
Kentucky Kingdom, Inc.                      Common Stock                                          14,849      258,316       750,000
Kentucky Kingdom, Inc.                      Preferred Stock                                        6,000      600,000       600,000
Dentalcare Partners, Inc.                   Preferred Stock - Series E                           510,617      819,639       819,639
Unique Electronics, Inc.                    Preferred Stock - Series A                         1,000,000    1,000,000       630,000
Pipeliner Systems, Inc.                     Preferred Stock - Series D                             5,000    1,000,000       800,000
Front Royal, Inc.                           Common Stock                                         110,000      275,000       400,000
Fycon Technologies, Inc.                    Preferred Stock - Series A                            96,000       96,000             0
Zahren Alternative Power Corporation        Common Stock                                             700      210,000       210,000
Zahren Alternative Power Corporation        Preferred Stock                                          200      200,000       200,000
Electronic Merchant Services                Preferred Stock - Series B                               163            0             0
PRA International, Inc.                     Common Stock                                          31,279      190,000       430,000
PRA International, Inc.                     Common Stock                                         117,298       21,173     1,616,173
Caldwell/VSR Inc.                           Preferred Stock                                          890      890,000       760,000
International Displays Inc.                 Preferred Stock                                    1,500,000    1,659,469             0
Palco Telecom Service                       Common Stock                                         157,895        1,579       100,000
Studley Products Corp.                      Common Stock                                           2,204      220,400             0
Clearidge, Inc.                             Preferred Stock - Series A                        10,800,000    2,700,000     2,700,000
Clearidge, Inc.                             Common Stock                                       4,000,000    1,000,000     1,000,000
Gulfstream International Airlines, Inc.     Preferred Stock - Series A                               216    3,000,000     3,000,000
Home Link, Inc.                             Preferred Stock                                    1,000,000    1,000,000       750,000
Voice FX Corporation                        Common Stock                                          24,078      110,001        50,000
Recompute Corporation                       Common Stock                                         125,000      250,000       125,000
CSM, Inc.                                   Class A Common Stock                                  99,673      100,000       100,000
Relevant Knowledge, Inc.                    Preferred Stock - Series B                           312,500      500,000       500,000
Valdawn Watch Co.                           Preferred Stock                                          240      240,000             0
MultiMedia Data Systems                     Common Stock                                         259,072        2,591       500,000
Paysys International                        Common Stock                                          30,000          300       600,000

                                                                                                          -----------   -----------
   TOTAL EQUITY INTERESTS                                                                                 $36,626,012   $46,059,547
                                                                                                          ===========   ===========

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


                                                                                   Cost or
STOCK WARRANTS                                     Number of      Percentage     Contributed
--------------                                      Shares        Ownership         Value          Fair Value
                                                    ------        ---------         -----          ----------
PUBLICLY TRADED COMPANIES

American Consolidated Labs                          720,000         6.69%      $       0           $  126,000
American Network Exchange                            13,988         0.00               0                    0
Cardiac Control Systems, Inc.                       100,000         4.35               0               73,125
Cardiac Control Systems, Inc.                        50,000         2.15               0                    0
Consumat Systems, Inc.                              250,000        20.00               0              360,600
DynaGen, Inc.                                       266,700         0.01         266,700              105,013
Encore Medical                                       69,841         0.01               0                    0
HydroFuser Industries, Inc.                         662,245         5.00         469,684            1,274,822
Moovies, Inc.                                        20,000         0.20               0                    0
Multicom Publishing, Inc.                           162,525         2.80         800,000              100,562
Urethane Technologies, Inc.                         525,435         5.01         363,480                    0
Vista Information Solutions, Inc.                    47,582         5.61               0              126,687
Vista Information Solutions, Inc.                    10,000         0.63               0               20,708


TANDEM CAPITAL
WARRANTS & OPTIONS IN PUBLICLY TRADED COMPANIES

Altris Software, Inc.                               300,000         3.00         585,000              585,000
Environmental Tectonics Corporation                 166,410         5.00         499,230              900,000
Smartchoice Automotive Group                        300,000         2.50               0              300,000
Universal Automotive Industries, Inc.               450,000         6.00               0              225,000



PRIVATE COMPANIES

Action Sports Group, LLC                              3,350        10.00               0                    0
Aero Products Corporation                                14        12.50               0                    0
Affinity Corporation                                    550         9.67          20,000               20,000
American Corporate Literature                       222,197        19.72          17,000               17,000
American Rockwool Acquisition Corp.               1,100,000        11.00               0              400,000
Amscot Holdings, Inc.                                 2,269        17.00               0                    0
Anton Airfoods                                          124        11.00               0                    0
Associated Response Services, Inc.                      530        30.77          14,000            1,000,000
Assured Power, Inc.                                     280        12.00               0                    0
Atlantic Security Systems, Inc.                          99         9.00               0                    0
Austin Innovations, Inc.                             35,146         3.00          50,000               50,000
Auto Rental Systems, Inc.                           144,869         8.00               0                    0
Aviation Holdings Ltd. (Newfoundland affiliate)       1,570         3.60               0                    0
Avionics Systems, Inc.                           15% of Co.        15.00               0                    0
B & N Company, Inc.                                      33         4.00          40,000                    0
BankCard Services Corporation                       149,261        32.00           3,000                    0
BiTec Southeast, Inc.                                 1,480        15.00          21,000                    0
Bohdan Automation, Inc.                             404,564         3.00               0                    0
BroadNet, Inc.                                      265,568        15.00               0                    0
Bug.Z, Inc. and Subsidiaries                        821,121        12.50               0                    0
Carter Kaplan Holdings, LLC                      24% of LLC        24.00           6,100                    0
C.J. Spirits, Inc.                                  180,000        10.00           7,500                    0
Caldwell/VSR Inc.                                       159        15.93               0                    0
Cartech                                             280,702        25.00               0                    0
Catalina Food Ingredients, Inc.                          10         9.25               0                    0
Cedaron Medical, Inc.                               173,981         4.25               0                    0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


                                                                             Cost or
STOCK WARRANTS                                 Number of     Percentage    Contributed
--------------                                   Shares      Ownership        Value       Fair Value
                                                 ------      ---------        -----       ----------
CellCall, Inc.                                       358        1.35%      $  10,000     $ 10,000
Century Pacific Greenhouses                      177,418        6.30               0            0
CF Data Corp.                                        257       20.50          17,500      150,000
Champion Glove Manufacturing Co., Inc.           538,614        6.88               0            0
Check Into Cash, Inc.                             63,789        5.00         461,000      461,000
Clearidge, Inc.                                  442,164        1.30               0            0
CLS Corporation                                  126,997        4.22               0            0
CMHC Systems, Inc.                                 3,231        4.20               0            0
Colonial Investments, Inc.                           360       32.00               0            0
Columbus Medical Holdings, LLC                    17,455       12.00               0            0
Continental Diamond Cutting Company                  160       12.22               0            0
Corporate Flight Mgmt., Inc.                      66,315        6.63           3,500        3,500
Corporate Link, Inc.                                 190       16.00               0            0
Cort Investment Group D/B/A Contract Network      90,000        9.00         180,000      180,000
Creighton Inc.                                    30,250       30.25               0            0
CSM, Inc.                                        130,000       13.00               0            0
Cybo Robotics, Inc.                            1,700,000        8.68               0            0
Dalt's, Inc.                                         140       28.00               0            0
Delaware Publishing Group, Inc.                    8,534       47.67          15,000       15,000
Dentalcare Partners, Inc.                        666,022        4.98          10,000       10,000
Dyntec, Inc.                                     126,667       15.00               0            0
Eagle Quest Golf Centers, Inc.                   407,135        1.40
Electronic Accessory Specialists Int'l, Inc.     162,536        3.00               0      250,000
Electronic Merchant Services                         430       12.50          12,500            0
Encor Technologies, Inc.                               7        6.84               0            0
Endeavor Technologies, Inc.                      557,490        5.00               0            0
Entek IRD                                         75,230        1.50         160,000      160,000
Entek IRD                                        185,480        3.75               0            0
FaxNet Corporation                               190,321        2.50         100,000      100,000
FDL, Inc.                                            548       16.00         250,000      250,000
Film Technologies International, Inc.                  8        7.50               0            0
Foodnet Holdings, LLC                         12% of LLC       12.00               0            0
Fortrend Engineering Corp.                       437,552        3.25               0            0
Front Royal, Inc.                                240,458        1.85               0      875,000
Fycon Technologies, Inc.                          58,677       15.00               0            0
Fypro, Inc.                                      255,882       15.00               0            0
Gardner Wallcovering, Inc.                             2        2.00          15,000       15,000
General Materials Management Inc.                600,000       10.00               0            0
Generation 2 Worldwide LLC                    28% of LLC       28.00               0            0
Global Marine                                      5,137       18.00               0            0
Gloves Inc.                                        5,000        5.00               0            0
Gold Medal Products, Inc.                        102,370       32.77               0            0
Good Food Fast Companies, The                    174,779       17.00               0            0
Gulfstream International Airlines, Inc.              271       21.00          10,000      140,000
H & H Acqu. Corp.                                  3,600       22.50               0      160,000
Home Link Services, Inc.                         166,667       20.00               0            0
Hoveround Corporation                                850       10.00               0    1,135,000
HPC America, Inc.                                      5        2.75          30,000       30,000
HTR, Inc.                                        849,381        6.00               0      475,000
Hunt Incorporated                                    344       22.00               0      250,000
I. Schneid Holdings LLC                       21% of LLC       21.00               0            0
IJL Holdings, Inc.                                    99        9.00               0            0
ILD Communications                                 5,429        3.20               0      300,000
In Store Services, Inc.                              429       12.50          12,000       12,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


                                                                         Cost or
STOCK WARRANTS                                  Number of  Percentage  Contributed
--------------                                   Shares    Ownership      Value     Fair Value
                                                 ------    ---------      -----     ----------

International Displays, Inc.                         1,250    20.00%    $      0     $      0
Isthmus  (Proamics affiliate)                           38     3.50            0            0
Johnston County Cable L.P.                     27.5% of LP    27.50       10,000      240,000
Johnston County Cable L.P.                     4.44% of LP     4.44      100,000       90,000
Karawia Industries, Inc.                             1,391    12.00            0            0
K.W.C.  Management Corp.                               794    24.40            0            0
Kentucky Kingdom, Inc.                               7,704     2.50            0      375,000
Kryptonics, Inc.                                     1,630     8.89            0      400,000
Lane Acquisition Corporation                        11,667    10.00            0            0
Leisure Clubs International, Inc.                      433    25.00       15,000            0
Lovett's Buffet, Inc.                              540,424     8.00            0      400,000
M & M Industries, Inc.                           1,659,113    15.00            0            0
Master Graphics, Inc.                                    5     6.00            0            0
Mayo Hawaiian Corp.                                    105     9.50            0            0
MBA Marketing Corporation                           11,785     4.50       18,000       18,000
McAuley's Incorporated                                  64     6.00            0            0
Mead-Higgs, Inc.                                     2,500    10.00            0            0
Merge Technologies, Inc.                            21,449     3.25            0            0
Mesa International, Inc.                                13    11.00            0      750,000
Metals Recycling Technologies Corp.                257,801     5.00            0            0
MetroLease, Inc.                                    26,471    20.00        5,000        5,000
Miller Group                                           208     4.00            0            0
Money Transfer Systems, Inc.                           137    12.00       15,000       15,000
Moore Diversified Products, Inc.                        17    15.00            0            0
Multimedia Learning, Inc.                          183,968    10.82            0      650,000
Mytech Corporation                                 172,098     3.50            0            0
NASC, Inc.                                           2,652    23.00            0            0
Nationwide Engine Supply, Inc.                   1,337,379    21.34       25,000       25,000
Newfoundland Career Academy Ltd.                     6,278     3.60            0            0
NRI Service and Supply, L.P.                   27.5% of LP    27.50       25,000       25,000
Omni Home Medical, Inc.                              2,672    15.00            0            0
One Call Comprehensive Care, Inc.                  279,481    23.00            0            0
Orchid International Group, Inc.                 1,219,047     2.61       40,000      600,000
P.A. Plymouth, Inc.                                 92,647    15.00            0            0
Package Net, Inc.                                   84,752     5.80      552,402      262,386
Paradigm Valve Services, Inc.                       30,000    12.00            0            0
Patton Management Corporation                          511    12.00            0      185,000
PaySys International, Inc.                           7,532     0.40      274,842      150,000
Pipeliner Systems, Inc.                          2,400,000    23.34       20,000            0
Precision Panel Products, Inc.                         122     8.25       15,000       15,000
Proamics Corporation                               382,299     3.50            0            0
Professional Training Services, Inc.               255,600     2.40            0            0
Protect America, Inc.                               12,200    10.00       95,000       95,000
Pritchard Glass, Inc.                               12,500    25.00            0            0
Quadravision                                            10     1.00            0            0
Quest Group International, Inc.                    125,807    22.90      275,000      275,000
R & R International, Inc.                           67,021     6.00            0            0
Recompute Corporation                              611,144     8.00      300,000      600,000
Reef Chemical Company, Inc.                        183,215     3.00      300,000      300,000
Relevant Knowledge, Inc.                            75,000     3.25            0            0
Rynel Ltd., Inc.                                   390,517    15.00            0            0
Saraventures Fixtures, Inc.                             25    20.00            0            0
Scandia Technologies, Inc.                             327    25.50            0            0
SFG Technologies Inc.                               29,814     1.38            0            0
Sheet Metal Specialties, Inc.                          538    35.00            0            0
SkillMaster, Inc.                                      117     5.50       25,000       25,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                            AS OF SEPTEMBER 30, 1997


                                                                                      Cost or
STOCK WARRANTS                                         Number of       Percentage   Contributed
--------------                                          Shares         Ownership       Value        Fair Value
                                                        ------         ---------     ----------     ----------

SkillSearch Corporation                                    2,381           7.59%     $  254,000     $   150,000
Solutioneering, Inc.                                      13,135           7.50               0               0
Southern Specialty Brands, Inc.                           10,000          10.00          17,500          17,500
Southern Therapy                                             333          10.00               0               0
Stratford Safety Products, Inc.                              184          16.75          75,000          75,000
Suncoast Medical Group, Inc.                             580,159          24.00          25,000               0
Superior Pharmaceutical Co.(Dynagen affiliate)        10% of Co.          10.00               0               0
Supplements Plus Natural Vitamins & Cosmetics, Ltd.       1.3125           1.68               0               0
Suprex Corporation                                     1,058,179           3.45               0               0
Systech Group, Inc.                                       34,330           2.10               0               0
TAC Systems, Inc.                                        315,838           3.60               0               0
TeleCommunication Systems, Inc.                           96,774           6.00               0               0
Telecontrol Systems, Inc.                                530,303          17.50               0               0
Temps & Co.                                                   53           5.00               0               0
Thomas Holdings, Inc. d/b/a Sport & Social Clubs              11          10.00               0               0
Trade Am International, Inc.                             335,106           6.00               0               0
TRC Acquisition Corporation                              375,000          12.50               0               0
UltraFab, Inc.                                           120,000          12.00               0               0
Unicoil, Inc.                                            132,616           8.50               0               0
Unique Electronics, Inc.                              20% of Co.          20.00               0               0
Valdawn Watch Co.                                            375          60.00               0               0
Valdawn Watch Co.                                             25          20.00               0               0
VanGard Communications Co., LLC                     14.4% Of LLC          14.40               0               0
The Moorings, LLC                                          3,510           6.50         344,500         200,000
Voice FX Corporation                                     233,112           8.00               0         400,000
Wearever Healthcare Products, LLC                        222,375           9.00               0               0
Wearever Healthcare Products, LLC                        100,000           3.89         250,000         250,000
WJ Holdings, Inc.                                        250,000          25.00               0               0
Wolfgang Puck Food Company                                80,065           1.35               0               0
Zahren Alternative Power Corporation                       1,168           6.54          25,000         400,000

                                                                                     ----------    ------------
    Total Warrants                                                                   $7,550,438     $17,658,904
                                                                                     ==========     ===========




                                                                                   Cost or
                                                                                 Contributed
OTHER INVESTMENTS                                                                    Value        Fair Value
-----------------                                                                 ----------      -----------

SWS3, Inc. (expected proceeds from collection of accounts
    receivable and a contract claim)                                             $    825,794   $    675,794
Hancock Company (royalty stream to be collected
    from sale of Gitman brand name)                                                 1,700,000        400,000
HSA International, Inc. (anticipated proceeds from
    litigation)                                                                     1,150,000      1,000,000
Capitalized workout expenses                                                          268,975        218,975
                                                                                 ------------   ------------
    Total Other Investments                                                      $  3,944,769   $  2,294,769
                                                                                 ============   ============

                                                                                 ------------   ------------
    Total Investments                                                            $419,149,544   $429,427,515
                                                                                 ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal investment objectives are to achieve a high level of income from the collection of interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. The Company makes loans that are typically in the form of secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company generally collects an up-front processing fee on each loan it originates. Harris Williams & Co. ("Harris Williams"), a wholly-owned subsidiary of the Company, typically obtains a monthly retainer fee in each transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

         The Company's financial performance in the Consolidated Statements of Operations is composed of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pretax income, and its total operating expenses, including interest expense. The second element is "realized gain
(loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments" and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of excise taxes owed on undistributed net investment income and realized gains and taxes on the pretax income of Harris Williams.

         Net Operating Income. During the quarter ended September 30, 1997, the Company earned interest on investments of $11.0 million, a 72% increase over the $6.4 million earned in the same quarter of 1996. For the nine month period ended September 30, 1997, interest on investments was $28.6 million, a 70% increase over the $16.8 million earned in the same period of 1996. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During the third quarter of 1997, the Company earned $1.9 million in processing fees, a 138% increase over the $797,000 earned in the third quarter of 1996. During the first nine months of 1997, the Company earned $4.9 million in processing fees, an 104% increase over the $2.4 million earned in the first nine months of 1996. These increases in interest income and processing fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $363.0 million at September 30, 1997, an increase of 65% over the $220.0 million loan portfolio balance at September 30, 1996. The $73.6 million of loans originated during the third quarter of 1997 was a 76% increase over the $41.9 million of loans originated during the third quarter of 1996. The $202.3 million of loans originated in the first nine months of 1997 was a 97% increase over the $102.9 million of loans originated in the first nine months of 1996. The increase in the amount of loans originated in 1997 versus 1996 is the result of an increase in the number of portfolio managers employed by the Company and the result of originations from new lines of business. Of the loans originated this quarter and the first nine months, $8.5 million and $30.3 million, respectively, were made to public companies with a market capitalization of less than $100.0 million, through the Company's newly formed business line, Tandem Capital. In addition, the weighted average interest rate charged on the loan portfolio at September 30, 1997 was 13.3%, as compared to 13.1% at September 30, 1996.

         The Company's interest expense increased to $2.4 million in the third quarter of 1997, a 14% increase from the $2.1 million paid in the third quarter of 1996. Interest expense was $6.4 million in the first nine months of 1997, a 7% increase over the $6.0 million of such expenses in the first nine months of 1996. The modest increase in interest expense is due to increased borrowings under the Company's revolving credit facilities.

         Overhead expenses, plus amortization of borrowing costs totaled $2.4 million in the third quarter of 1997, a 71% increase over the $1.4 million of such expenses in the third quarter of 1996 and $6.1 million in nine months of 1997, a 52% increase over the $4.0 million of such expenses in nine months of 1996. These increases can be largely attributed to the increase in the number of employees to 41 in September 1997 from 19 in September 1996. Although the dollar amount of these expenses increased between the periods, annualized overhead expenses as a percentage of average assets remained fairly constant at 2.1% for the third quarter of 1997 versus 1.8% for the third quarter of 1996 and decreased to 2.0% for nine months of 1997 compared to 2.1% for nine months of 1996. The 1996 expenses were increased by the Company's prior practice of expensing bonuses when paid in the first quarter. In June 1996, the Company modified its practice to begin current accrual of bonuses.

         During the third quarter of 1997, Harris Williams had revenues of $2.0 million, a 17% decrease from $2.4 million in the third quarter of 1996. For nine months of 1997, Harris Williams had revenues of $5.7 million, a 12% increase over the $5.1 million for nine months of 1996. During the third quarter of 1997, Harris Williams had pretax income of $915,000, a 17% decrease from $1.1 million in pretax income in the third quarter of 1996 and during nine months of 1997, had pretax income of $2.2 million, a 15% decrease over the $2.6 million for nine months of 1996. The Company anticipates that revenues generated by Harris Williams will vary from quarter to quarter because the amount of revenues generated in a quarter is dependent upon the timing of the closing of transactions and the size of the transactions. In addition, the pretax income results for 1997 reflect a $312,000 overhead allocation that was not charged to Harris Williams in 1996, because it had not been owned by the Company for the first eight (8) months of 1996. Income taxes of $228,842 were accrued on Harris Williams' pretax income during the third quarter of 1997 and $444,197 during nine months of 1997. No taxes were accrued on Harris Williams' pretax income in the third quarter of 1996 or nine months of 1996, as Harris Williams was a partnership during that time.

         Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $2.2 million during the third quarter of 1997 and $9.7 million during nine months of 1997, as compared to $1.2 million and $7.2 million for the third quarter and first nine months of 1996, respectively.

         The following table sets forth the details of realized gains and losses that occurred during the quarters and nine months ended September 30, 1996 and September 30, 1997.

         Realized Gains and (Losses) for the quarters and nine months ended September 30, 1996 and September 30, 1997.


                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                             (in thousands)                            (in thousands)
                                                       1996                 1997               1996                   1997
                                                     (3 mos.)             (3 mos.)           (9 mos.)               (9 mos.)
                                                  ----------------     ----------------   ----------------       ----------------
     Alpha West Partners I, LP Other Investments           $ (250)              $    0             $ (250)                $    0
     American Remedial Technologies, Inc. Warrant                                                     450
     Argenbright Holdings Ltd. Warrant                                                                                       750
     Ashe Industries, Inc. Loan                                                     (1)                                   (2,609)
     Compass Plastics and Technologies, Inc. Stock                                1,948                                     1,948
     Eastern Food Group LLC Loan                                                                                          (1,265)
     Educational Medical Inc. Stock                                                560                                       560
     Emerald Pointe Waterpark, L.P. Warrant                                                           200
     Encore Medical Corporation Stock                                              947                                       947
     Factory Card Outlet Corp. Stock                                               534                                       534
     Global Finance & Leasing, Inc. Warrant                                                                                  409
     Gold Medal Products, Inc. Loan                                                                                         (835)
     Golf Corporation of America, Inc. Loan                                     (1,240)                                   (1,240)
     Golf Video, Inc. Loan                                                                                                  (500)
     Horizon Medical Products, Inc. Warrant                                        400                                       400
     Hoveround Corporation Warrant                          1,500                                   1,500
     Innotech, Inc. Common Stock                                                                                             901
     Medical Associates of America Inc. Loan                                                       (1,100)
     Monogram Products Inc. Warrant                                                200                                       200
     Osco, Inc. Warrant                                                                                27
     Premiere Technologies, Inc. Common Stock                                                       6,279                  7,170
     Radiant Systems, Inc. Common Stock                                          1,544                                     2,260
     Radio Systems Corporation Warrant                                                                                     1,800
     Sqwincher Corporation Warrant                                                                                           320
     SWS3 (f/k/a Urethane Technologies) Other Investments                         (700)                                     (700)
     Tower Environmental, Inc. Loan                                             (2,609)                                   (2,609)
     Union Planters, Inc. Common Stock                                                                                       170
     Virginia Gas Company Stock                                                    475                                       475
     Virginia Gas Company Warrant                                                  160                                       160
     Virtual Resources, Inc. Warrant                                                                                         432
     WXMT, Channel 30 TV Warrant                                                                      100
     Other                                                                          21                                         5
                                                  ---------------      ---------------    ---------------        ---------------
                                                           $1,250               $2,239             $7,206                 $9,683
                                                  ===============      ===============    ===============        ===============





Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

         Change in Unrealized Appreciation (Depreciation) of Investments. For the quarter ended September 30, 1997, the Company recorded net increase in unrealized appreciation of investments of $1.1 million, compared to a net increase in unrealized depreciation of $1.7 million for the quarter ended September 30, 1996. For the nine month periods ended September 30, 1997 and 1996, the Company recorded a net increase in unrealized depreciation of investments of $2.1 million and a net increase in unrealized appreciation of investments of $2.8 million, respectively. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets.

         The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the third quarter of 1996 and 1997 and the nine months ended September 30, 1996 and September 30, 1997.

         Schedule of significant unrealized appreciation (depreciation) for the quarters and nine months ending September 30, 1996 and September 30, 1997.

                                                              QUARTER ENDED                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                                SEPTEMBER 30,
                                                        1996               1997                    1996                   1997
                                                        ----               ----                    ----                   ----
                                                              (IN THOUSANDS)                           (IN THOUSANDS)
LOANS:
Argenbright Holdings, Ltd.                         $                  $                      $                    $      (750)
Ashe Industries, Inc.                                    (150)                                   (2,050)                2,300
Assured Power, Inc.                                                        (625)                                         (625)
B&N  Company, Inc.                                                         (400)                                         (400)
BiTec Southeast, Inc.                                                      (200)                                         (200)
C.J. Spirits, Inc.                                                           50                                          (350)
Campus Voice LLC                                                                                                         (100)
Carter-Kaplan Holdings, LLC                              (450)              (25)                   (450)
Champion Glove Manufacturing Co., Inc.                                     (200)                                       (1,200)
Cougar Power Products, Inc.                                                                        (775)
Eastern Food Group LLC                                                                                                  1,265
Fypro, Inc.                                                                (225)                                         (225)
Gitman Shirt Company                                   (1,200)                                   (1,300)
Golf Corporation of America                                               1,100                                           475
Golf Video, Inc.                                                                                                          450
H.S.A. International                                     (400)                                     (500)
International Displays Inc.                                                (750)                                         (750)
National Health Systems                                                     (50)                  1,100                   (50)
Scandia Technologies, Inc.                                                 (425)                                         (425)
Studley Products Corp.                                                     (525)                                         (525)
Suncoast Medical Group, Inc.                                               (925)                                         (975)
SWS3, Inc.                                                                  200                                          (150)
Tower Environmental, Inc.                                                 2,560                                           850
Valdawn, LLC                                                                (60)                                         (460)
Other                                                     476                95                     679                   107

PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
AB Plastics Holding Corporation                                                                                         2,875
Affinity Corporation                                                                               (215)                 (365)
Alvin Carter Holdings Corp.                              (500)                                     (500)
American Remedial Technologies, Inc.                                                               (230)
American Rockwool Acquisition Corp.                                         400                                           400
Argenbright Holdings Ltd.                                                                                                 375
Associated Response Services, Inc.                                                                  600
Capital Network System, Inc.                                                                        250
CF Data Corp.                                                               133                                           133
DentalCare Partners, Inc.                                                                                                (280)
Delaware Publishing                                                                                                      (185)
Electronic Accessory Specialists Inc.                                       250                                           250
Eastern Food Group, LLC                                                                            (654)
Educational Medical, Inc.                                 500                                       900
Emerald Pointe Waterpark L.P.                                                                      (244)
Express Shipping Centers, Inc.                                                                                           (290)
Front Royal, Inc.                                                           520                                           520
Fycon Technologies, Inc.                                                                           (500)
Golf Corporation of America                                                 100                    (100)                  100
HomeLink Services, Inc.                                                                                                  (250)
Horizon Medical Products, Inc.                                             (200)
Hoveround Corporation                                    (750)                                      425
HTR, Inc.                                                                   475                                           475
H & H Acquisition Corp.                                                     160                                           160
ILD Communications                                                          300                                           300
International Displays, Inc.                                                                                             (159)
Johnston County Cable L.P.                                                  230                                           220
Kentucky Kingdom, Inc.                                                     (810)                    110                  (810)
Kryptonics, Inc.                                          400                                       400
Lovetts Buffet Inc.                                       400                                       400
MESA International, Inc.                                                    750                                           750
Monogram Products, Inc.                                                    (116)
Multicom Publishing, Inc. (non-traded)                                     (950)                                       (1,175)
Multimedia Data Systems, Inc.                                               497                                           497
Multimedia Learning Inc.                                  800                                       800                  (150)
Paysys International Inc.                                                   475                                           475
Pharmaceutical Research Assoc., Inc.                      665                                       665
Potomac Group, Inc.                                                                                 956
PRA International, Inc.                                                                                                 1,170
Radio Systems Corporation                                                                           270                (1,000)
Recompute Corporation                                                       175                                           175
The Moorings, LLC                                                          (145)                                         (145)
Unique Electronics, Inc.                                                   (250)                                         (250)
Valdawn Watch Co., Inc.                                                    (240)                                         (240)
Virtual Resources, Inc.                                                                                                  (250)
Other                                                     164                70                      98                  (306)


PUBLIC COMPANY WARRANTS AND
EQUITY SECURITIES:
American Consolidated Laboratories, Inc.                                   (602)                                       (1,044)
Compass Plastics                                                            419                                           419
Consumat Systems, Inc.                                   (385)             (146)                    184                   131
Educational Medical, Inc.                                                  (557)                                         (575)
Encore Medical, Inc.                                                       (926)                                          191
Environmental Tectonics                                                    (399)                                          401
Factory Card Outlet of America                                             (306)                                         (408)
Hydrofuser, Inc.                                                            805                                           805
Innotech, Inc.                                             99                                       235                  (454)
Integrated Health Services, Inc.                                            165                                           165
Medical Resources Inc.                                                     (152)                                         (152)
Moovies, Inc.                                            (232)             (471)                   (760)                 (291)
National Vision Associates                                (67)               43                     187                   145
Premiere Technologies, Inc.                               290               341                   3,080                (6,222)
QuadraMed Corporation                                                       218                                           159
Radiant Systems                                                          (1,056)                                         (351)
SmartChoice Automotive, Inc.                                                300                                           300
Universal Automotive                                                        225                                           225
Virginia Gas Company                                                       (541)                                         (278)
Vista Information Solutions, Inc.                        (892)            2,313                     369                 3,629
Other                                                    (469)              (13)                   (636)                 (192)
                                                  -----------        ----------              ----------            ----------
Total                                             $    (1,701)       $    1,079              $    2,794            $   (2,115)
                                                  ===========        ==========              ==========            ==========



         Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code. If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity that acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must in general derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; derive less than 30% of its gross income from the sale or disposition of securities held for less than three months; meet investment diversification requirements defined by the Code; and distribute to shareholders 90% of its net income (other than long-term capital gains). The Company presently intends to meet the RIC qualifications in 1997. However, no assurance can be given that the Company will continue to elect or qualify for such treatment after 1997.

         During the third quarter of 1997, the Company paid dividends of $6.5 million compared to the $3.0 million paid in the third quarter of 1996. Of these dividends, $6.5 million and $3.0 million were derived from net operating income for the third quarter of 1997 and 1996, respectively, and $0 and $0 were derived from realized long-term capital gains for the third quarter of 1997 and 1996, respectively.

         The Company has adopted a new dividend policy that modifies its treatment of long-term capital gains. The Company intends to continue to distribute to shareholders on a quarterly basis at least 90% of its net investment income and net short-term gains. In addition, the Company also intends to distribute substantially all of its long-term capital gains in a special annual dividend that it anticipates declaring each December, beginning December 1997, and paying each January, beginning January 1998. In conjunction with the dividend policy change, the Company intends to amend its Dividend Reinvestment Plan to provide that reinvested dividends, including the long-term capital gains dividend, be used to purchase new shares of common stock that will be issued by the Company at a discount.

         For the quarter ended September 30, 1996 the Company provided for federal income tax at a 35% rate and excise taxes at a 4% rate on taxable net investment income, as defined by the Code, and realized gains not distributed to shareholders. This tax provision for the quarter ended September 30, 1996 was $560,000. As a result of the modification to the Company's long-term capital gains dividend policy discussed above, the Company recognized a $4,291,000 tax benefit during the quarter ended September 30, 1997, resulting from the reversal of taxes previously provided for against gains realized during the first half of 1997. Excise taxes of 4% were also provided for during the quarter ended September 30, 1997, to the extent the Company had taxable net investment income and undistributed gains as defined by the Code. For the quarter ended September 30, 1997, the Company also provided for taxes of $229,000 on Harris Williams' pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had $1.8 million in cash and cash equivalents. At September 30, 1997, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $15.0 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

         Traditionally, the Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated its initial public offering and has completed three additional public offerings since that time which have generated net proceeds of $216.9 million in the aggregate. The Company has used the proceeds of these offerings to temporarily repay debt and to originate new loans.

         At September 30, 1997, total SBA borrowings were $90.0 million, the maximum amount of SBA loans available to an SBIC. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 7.02% as of September 30, 1997, and none of these borrowings mature prior to 2002.

         As of September 30, 1997, SII had $10.9 million outstanding under its $50.0 million revolving credit facility with First Union National Bank and a syndicate of other banks (the "Revolving Credit Facility"), which is secured by a lien on all of SII's assets and a pledge of SII's stock and guaranteed by the Company. On October 9, 1997, SII consummated a $75.0 million increase in its Revolving Credit Facility, which also involved the addition of seven additional banks to the syndicate. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David M. Resha ceases to be employed by the Company.

         To support the Company's future loan origination activities outside of SII, the Company has also established a $100.0 million five-year revolving credit facility (the "ING Credit Facility") with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (collectively "ING"). Sirrom Funding Corporation ("SFC"), a wholly-owned special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC purchases loans originated by the Company and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 15, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which will serve as initial collateral for the ING Credit Facility. At September 30, 1997, $50.0 million was outstanding under the ING Credit Facility and $81,150,000 and $82,243,222 of loans and warrants at cost and fair value, respectively, had been contributed to or sold to SFC by SCC and were collateralizing the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility the Company has entered into various hedging arrangements. The ING Credit Facility matures on December 31, 2001. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl W. Stratton are no longer employed by the Company.

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

PORTFOLIO TURNOVER AND CREDIT QUALITY

         During the quarter ended September 30, 1997, the Company made loans to 60 companies totaling approximately $73.6 million and experienced 17 repayments (either partial or full) aggregating $15.7 million. During the quarter ended September 30, 1996, the Company made loans to 35 companies totaling approximately $42.0 million and experienced 11 repayments (either partial or full) aggregating approximately $6.1 million. The Company cannot control all changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty.

         The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loans and other factors considered revelant. To monitor and manage the risk in the overall portfolio, management tracks the weighted average portfolio grade. The weighted average grade was 3.09 and 3.04 at September 30, 1997 and 1996, respectively. The Company believes that weighted average grades between 2.75 and 3.25 represent the current normal range for the portfolio.

         Loans graded 4 typically involve a borrower that is performing marginally below expectations and the existence of short term negative trends or negative events that have created some concern. Loans in this category require a proactive action plan to be executed by the borrower's management and monitored by the responsible Company officer. A grade 4 is typically a temporary rating that is followed by an upgrade or downgrade within six months as the borrower's business improves or declines. As of September 30, 1997 and 1996, the Company's portfolio consisted of 21 and 10 loans, respectively, graded
4. The aggregate principal balance of loans graded 4 at September 30, 1997 and 1996, respectively was $49.0 million and $18.3 million, which represented 13.0% and 7.9%, respectively, of the total portfolio balance at such dates. Since late 1995 when the Company redefined the loan grading system to reflect management's additional experience in monitoring its growing portfolio, the percentage of the principal balance of loans graded 4 to the total portfolio balance has typically ranged between 10% and 15%, with an occasional decrease to as low as 7%. The Company believes the current percentage to be within the normal range of variability and expects significant variability in the future in the absolute dollar amount of loans graded 4 and in the ratio of loans graded 4 to the total portfolio balance.

         Loans graded 5 or 6 are placed on the Company's Credit Watch List and are serviced by a member of the Company's workout group. Loans with a grade 5 are generally in default, and interest is generally not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and the Company has charged off or expects to charge off some part of the loan. At September 30, 1997 and 1996, the Company had loans to 16 companies with an aggregate principal balance of $19.2 million, and 12 companies with an aggregate principal balance of $17.1 million, respectively, that were graded a 5 or 6 and that were not accruing interest, which represented 5.1% and 7.3%, respectively, of the total portfolio balance. The Company believes that the current normal range for loans graded 5 and 6 is 6% to 10% of the total portfolio balance. Given the nature of the Company's portfolio, the Company expects some variability in the absolute dollar amount of loans graded 5 and 6 and in the ratio of loans graded 5 and 6 to the total portfolio balance.

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

                                             SIRROM CAPITAL CORPORATION

Date: November 6, 1997                       By:      /s/ CARL W. STRATTON
                                                      Carl W. Stratton
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
Exhibit 3.1                Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on
                           Form 10-Q for the period ending September 30, 1996, filed with the
                           Commission on November 14, 1996)

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