Form 10-K
period 1997-12-31
SIRROM CAPITAL CORP
filed 1998-03-31
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
               for Annual and Transition Reports Under Section 13
                or 15(d) of the Securities Exchange Act of 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 25, 1998, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $947,579,775.70 based upon a closing price of the Registrant's common stock of $30 3/8 on that date and assuming executive officers and directors of the Registrant are affiliates. On March 25, 1998, there were 37,094,708 shares of the Registrant's common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 1998 is incorporated by reference into certain sections of Part III. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV.

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

                                    HISTORY

     Sirrom Capital Corporation ("Sirrom" or the "Company") was incorporated under the laws of the State of Tennessee in November 1994 and is a non-diversified, closed-end investment company that has elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended, (the "1940 Act"). The Company's principal executive offices are located at 500 Church Street, Suite 200, Nashville, Tennessee 37219, and its telephone number is (615) 256-0701.

     The Company is the successor to Sirrom Capital, L.P., a Tennessee limited partnership (the "Partnership"), which was organized under the laws of Tennessee in 1991. Pursuant to a conversion (the "Conversion") consummated on February 1, 1995, all partners of the Partnership (the "Partners") transferred their Partnership interests to the Company in exchange for the issuance of 10,100,232 shares of Common Stock. The Common Stock was received by each Partner in proportion to the Partner's percentage interest in the Partnership. Following this exchange, the Partnership was dissolved and liquidated by operation of law, and all of the assets and liabilities of the Partnership (including the small business investment company ("SBIC") license which was obtained by the Partnership in May 1992) were assigned and transferred to the Company. In August 1996, the Company transferred its SBIC operations, including its SBIC license, assets and liabilities to Sirrom Investments Inc., ("SII"), its wholly-owned subsidiary, and acquired Harris Williams & Co., a Virginia corporation, ("Harris Williams"), which, since the acquisition, has operated as a "C" corporation and a wholly-owned subsidiary of the Company. In December 1996, the Company formed Sirrom Funding Corporation ("SFC"), a special purpose, bankruptcy remote subsidiary, as the borrower under its [$100.0] million five-year revolving credit facility (the "ING Credit Facility"). Unless otherwise indicated, all references to the Company include the Partnership, SII, SFC and Harris Williams and their respective historical operations.

BUSINESS

     Sirrom is a specialty finance company that primarily makes loans to small businesses. The Company believes the market for small commercial loans is underserved by traditional lending sources and that competitors generally are burdened with an overhead and administrative structure that hinders them from competing most effectively in this market. The Company, which was founded in May 1992 and is based in Nashville, Tennessee, has experienced significant growth in both the size and diversity of its loan portfolio. At December 31, 1997, the Company had loans outstanding with a fair value of $412.0 million to 195 companies in a variety of industries located in 29 states, Washington, D.C., and Canada. The fair values of the Company's loan portfolio balances at December 31, 1994, 1995 and 1996 were $72.3 million, $144.9 million and $221.5 million, respectively. The average rate of interest on the Company's loan portfolio at December 31, 1997 was 13.3%. The Company's strategic objective is to provide financial and various other services to small and medium sized growth businesses. The Company traditionally has focused and will continue to focus on making loans with equity features to borrowers that the Company believes have certain characteristics, including the potential for significant growth, adequate collateral coverage, experienced management teams with a significant ownership interest in the borrower, sophisticated outside equity investors and profitable operations. To develop new lending opportunities, the Company markets to an extensive referral network comprised of venture capitalists, investment bankers, attorneys, accountants, commercial bankers and business brokers.

     Generally, the Company's investments are structured as loans that initially range from $500,000 to $5.0 million in size and are evidenced by debt securities that are accompanied by warrants to acquire equity securities of the borrower. These warrants usually have a nominal exercise price ($.01 per share). Typically, the loans are collateralized by a security interest in assets of the borrower and are generally senior to the investments of sophisticated equity investors. The personal guaranty of the major shareholder of the borrower or other collateral may also be required. The debt securities issued to evidence the Company's loans generally carry a fixed rate of interest and have a maturity of five years from their respective dates of issuance. In most cases, the loans are structured to require the payment of interest only on a monthly basis, with a single payment of principal at maturity. The Company typically charges borrowers a processing fee of approximately 2.0% to 2.5% of the amount of each loan. Unlike most lenders, the Company does not impose prepayment penalties on borrowers that repay loans prior to maturity. Instead, the Company's warrants typically contain a "ratchet" provision that increases the Company's equity position, by one to three percentage points per year, until repayment of the loan in full. Although the Company's loans provide for a five year maturity, the warrant "ratchet" may have the effect of encouraging borrowers to repay loans as soon as possible. The Company benefits from such repayments, because of the direct relationship that exists between the Company's ability to generate asset turnover (i.e., redeployment of capital) and return on equity to shareholders.

     The Company has broadened its geographic market nationwide with offices presently located in Nashville, Tennessee, San Francisco, California, and Stamford, Connecticut. In addition, the Company has entered into a joint venture agreement to make secured loans with warrants to small private companies located in Canada on a joint basis with The Toronto-Dominion Bank ("TD"). The Company has recently increased its commitment to make up to $100.0 million (in Canadian dollars) of loans to Canadian companies, which has been matched by a $150.0 million (in Canadian dollars) commitment from TD. The parties have created a Canadian corporation, SCC Canada Inc. ("SCC Canada"), 60% of which is owned by TD and 40% of which is owned by the Company. SCC Canada, which is located in Toronto, Canada, serves as the originator and servicer of loans. In its capacity as originator, SCC Canada identifies potential loan investments and collects a processing fee when the loan is funded. SCC Canada also services each loan and collects a servicing fee from TD and the Company. SCC Canada does not have the ability to contractually obligate the Company or TD and does not fund the loans with its own capital. The loans themselves are funded directly to the borrowers from TD and the Company, and the Company and TD individually approve their respective loans to each borrower identified by SCC Canada. SCC Canada targets borrowers that have characteristics similar to the Company's U.S. borrowers. During the first quarter of 1998, the Company requested an exemptive order from the Commission that would permit the Company to transfer during the second quarter of 1998 its Canadian assets to a wholly-owned subsidiary that will be registered as an investment company under the 1940 Act and will either elect RIC status under the Code or be established as a single member LLC. This transfer will allow the Company to establish a separate Canadian denominated credit facility to leverage these investments, partially hedge its exchange rate risk and provide funding for additional Canadian loans.

     The Company has also begun to diversify its operations by making debt and preferred stock investments in public companies under the name Tandem Capital, Inc. The target market for this product is micro-cap companies with revenues typically ranging from $20.0 million to $100.0 million. The typical investment ranges from $3.0 million to $10.0 million, is structured to provide a current yield, as well as an equity component (i.e., loan with warrants, convertible debt, or convertible preferred stock) and will typically be unsecured or subordinate to existing lenders. The Company has marketed this product through its existing referral network and presently markets these investments under the name Tandem, but the Company funds such investments from Sirrom. During the first quarter of 1998, the Company requested an exemptive order from the Commission that would permit the Company to transfer these investments during the second quarter of 1998 to a wholly-owned subsidiary, named Tandem Capital, LLC, which will be registered as an investment company under the 1940 Act. This transfer will offer the Company the flexibility to establish a separate credit facility to leverage these investments.

     In order to broaden the range of services it offers to businesses in its target market, the Company acquired Harris Williams, a merger and acquisition advisory firm located in Richmond, Virginia, in August 1996. Harris Williams provides advisory services with respect to small and medium-sized companies throughout the United States that are similar in size to Sirrom's portfolio companies. Sirrom's management believes that the acquisition of Harris Williams provides the Company with an opportunity to obtain significant fee income and cross-sell services between the two companies.

     The Company intends to continue to diversify its operations by acquiring an asset-based lender. The Company presently identifies numerous asset-based lending opportunities through its extensive referral network and believes the addition of this business line will complement its core business line. The Company is in the process of identifying an appropriate acquisition candidate and presently intends to consummate an acquisition in the second quarter of 1998.

SELECTION OF LOAN AND INVESTMENT OPPORTUNITIES

     Since inception, the Company has identified certain common characteristics of borrowers that it believes will create a superior small business portfolio. Although the criteria listed below may not be applied in every instance and their importance may vary depending on the relevant circumstances, these criteria generally are applied in the Company's investment decisions.

     Growth. The potential borrower typically must have an annual projected growth rate of at least 20%. Anticipated growth is a key factor in determining the potential value of warrants in the Company's equity portfolio.

     Liquidation Value of Assets. While the Company, in its core business, does not market itself as an asset-based lender, the liquidation value of assets securing the loans is an important component in the credit decision. Valuations include both hard assets (accounts receivable, inventory and property, plant and equipment), as well as intangibles, such as customer lists, networks, databases and recurring revenue streams.

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

     Exit Strategy. Prior to making an investment, the Company analyzes the potential for the borrower to repay its loan and to experience a liquidity event that would allow the Company to realize value for its equity position. Liquidity events include, without limitation, an initial public offering, a sale of the borrower or a repurchase by the borrower of the Company's equity position from cash flows or a refinancing by a bank or asset-based lender.

LOAN REPAYMENT; VALUATION AND REALIZATION OF EQUITY INVESTMENTS

     The Company's investments in small businesses are made with the intent of having the loans repaid within five years and liquidating the equity portion of the investments for cash within five to ten years. If an investment is successful, not only will the loan made by the Company have been repaid with interest, but the Company may be in a position to realize a gain on the equity security obtained in connection with the loan. Although the Company expects to dispose of an investment after a certain time, situations may arise in which it may hold equity securities for a longer period. From the Company's inception through December 31, 1997, $599.3 million of loans have been originated and $125.2 million, or 20.9%, have been repaid.

     Each loan the Company makes generally has a related five-year warrant to buy common stock of the borrower. These warrants are exercisable at a nominal price (usually $.01 per share) and typically represent 3% to 15% of a borrower's fully diluted common stock. The warrants are generally structured to provide both registration rights that entitle the Company to sell the equity securities of the borrower in a public offering and a put option that requires the borrower to repurchase the warrant after five years at the fair market value of the shares issuable. As of December 31, 1997, the Company had stock positions in 13 publicly traded companies that had a fair market value of $13.4 million on that date. In accordance with the Company's valuation policy, the securities were carried at a fair value of $10.5 million at December 31, 1997. In addition, at that date, the Company owned common stock and preferred stock investments in approximately 25 non-public companies and owned non-traded equity interests in 7 public companies with a fair value of $44.7 million. The Company has also converted numerous equity positions to cash since inception with gains approximating $42.1 million. At December 31, 1997, the Company held warrant positions in 16 public companies that it carried on its books at a fair value of $2.8 million and warrants in approximately 180 private companies that it carried at a fair value of $21.7 million. The fair value of the Company's loans and investments is determined in good faith by the Board of Directors in accordance with the Company's valuation policy. For a discussion of the Company's valuation policy see "Summary of Significant Accounting Policies" in the Notes to Financial Statements included elsewhere in this Report.

TEMPORARY INVESTMENTS

     Pending investment in the types of securities described above, the Company will invest its otherwise uninvested cash in (i) federal government or agency issued or guaranteed securities that mature in 15 months or less; (ii) repurchase agreements with banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") (an "insured bank"), with maturities of seven days or less, the underlying instruments of which are securities issued or guaranteed by the federal government; (iii) certificates of deposit in an insured bank with maturities of one year or less, up to the amount of the deposit insurance; (iv) deposit accounts in an insured bank subject to withdrawal restrictions of one year or less, up to the amount of deposit insurance; (v) certificates of deposit or deposit accounts in an insured bank in amounts in excess of the insured amount if the insured bank is deemed "well-capitalized" by the FDIC; or (vi) high quality debt securities maturing in one year or less from the time of investment in such high quality debt securities.

OPERATIONS

     Marketing. The Company presently has offices in Nashville, Tennessee, San Francisco, California and Stamford, Connecticut, from which its sixteen lending officers cover certain particular geographic territories.

In order to originate loans, these lending officers make use of an extensive referral network comprised of investment bankers, venture capitalists, attorneys, accountants, commercial bankers and business brokers. A lending officer typically receives between ten and twenty informational packages per month from these sources. On average, each lending officer closes one new loan per month.

     Loan Approval Process. The Company's lending officers review informational packages in order to identify potential borrowers. After identifying applicants that meet the Company's investment criteria, the loan officer, in conjunction with his or her Regional Manager, selects applicants that merit additional consideration. See "-- Selection of Loan and Investment Opportunities." The lending officer then conducts a more thorough investigation and analysis ("due diligence") of the applicant. The due diligence process usually includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant's product, service or particular industry.

     Upon the completion of due diligence, the lending officer completes a standard borrower profile that summarizes the borrower's historical financial statements, its industry and management team, and its conformity to the Company's investment criteria. The lending officer then presents the profile, along with his due diligence findings, to his or her Regional Manager who has the authority to approve loans and investments aggregating up to $2.0 million, which are then ratified by a Loan Approval Committee presently comprised of David M. Resha, Donald F. Barrickman, Carl W. Stratton, David M. Traversi, John
S. Scott and Kathy Harris. Loans and investments aggregating between $2.0 million and $3.0 million must be approved by the Regional Manager and David M. Resha and ratified by the Loan Approval Committee. Loans and investments aggregating in excess of $3.0 million must be approved, in advance, by the Loan Approval Committee. Additional due diligence is conducted by the Company's attorneys prior to funding the loan.

     Loan Grading. In 1994, the Company implemented a system by which it graded all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loan and other factors considered relevant. During late 1995, the system was refined to reflect management's additional experience in monitoring its growing loan portfolio. Each loan is evaluated by the respective lending officer and the Chief Operating Officer based on the financial performance of the borrower and other borrower-specific risk factors that may include management quality, capitalization, collateral coverage, value of intangible assets and availability of working capital. All new loans are assigned a grade 3 for a period of six months in the absence of an extraordinary event during that period. After the initial six months, loans are assigned a grade of 1 to 6. Thereafter, all loans are reviewed and graded on at least a quarterly basis. To monitor and manage the risk in the overall portfolio, management tracks the weighted average portfolio grade. The weighted average grade was 3.04 and 3.10 at December 31, 1997 and 1996, respectively. The Company believes that weighted average grades between
2.75 and 3.25 represent the current normal range for the portfolio.

     Management believes that loans with a grade 1 involve the least amount of risk in the Company's portfolio, as the borrower is performing well above expectations financially, and other risk factors are clearly favorable. Management believes that loans with a grade 2 involve low risk relative to other loans in the Company's portfolio, as the borrower is performing above expectations financially and the majority of risk factors are favorable. Management believes that loans with a grade 3 involve an acceptable risk, as the borrower is performing as expected financially and the other risk factors are generally favorable.

     Management believes that loans with a grade 4, while still involving an acceptable level of risk, require additional attention from the lender. A loan with a grade 4 typically involves a borrower that is performing marginally below expectations, and the existence of short term trends or negative events that have created some concern. However, other risk factors are favorable. Loans in this category require a proactive action plan to be executed by the borrower's management and monitored by the lender. A grade 4 is considered to be a temporary rating (generally no longer than six months) that will result in either an upgrade or downgrade. The loan is serviced either by the lending officer or more often by a member of the Company's workout area. As of December 31, 1997 and 1996, the Company's portfolio consisted of 18 and 9 loans, respectively, graded 4. The aggregate principal balance of loans graded 4 at December 31, 1997 and 1996, respectively, was $49.0 million and $17.4 million, which represented 10.2% and 7.4%, respectively, of the total portfolio balance at such dates. Since late 1995 when the Company redefined the loan grading system to reflect management's additional experience in monitoring its growing portfolio, the percentage of the principal balance of loans graded 4 to the total portfolio balance has typically ranged between 10% and 15%, with an occasional decrease to as low as 7%. The Company believes the current percentage to be within the normal range of variability and expects significant variability in the future in the absolute dollar amount of loans graded 4 and in the ratio of loans graded 4 to the total portfolio balance.

     Management believes that loans with a grade 5 involve greater than an acceptable level of risk. The borrower is performing substantially below expectations financially and negative trends persist. Other risk factors are marginal and the execution of an action plan is critical to the long term viability of the borrower. The loan may be in default, and interest is probably not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level.

     Management believes that loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. The borrower has grossly failed to perform financially over an extended period and other unacceptable risk factors exist. Rather than rely on borrower's management, the Company has decided to implement its own action plan to return the borrower to a satisfactory risk level or to liquidate the borrower or its collateral. Interest is not being accrued, and the Company has charged off or fully expects to charge off some part of the loan.

     Loans graded 5 or 6 are placed on the Company's Credit Watch Portfolio and are serviced by a member of the workout area. The workout area consists of four officers of the Company and an analyst. See "-- Delinquency and Collections" below. At December 31, 1997 and 1996, the Company had loans to 16 companies with an aggregate principal balance of $27.7 million, and 13 companies with an aggregate principal balance of $15.9 million, respectively, that were graded a 5 or 6 and that were not accruing interest, which represented 6.5% and 6.8%, respectively, of the total portfolio balance. The Company believes that the current normal range for loans graded 5 and 6 is 6% to 10% of the total portfolio balance. Given the nature of the Company's portfolio, the Company expects some variability in the absolute dollar amount of loans graded 5 and 6 and in the ratio of loans graded 5 and 6 to the total portfolio balance.

     Loan Portfolio. During the year ended December 31, 1997, the Company originated loans to 150 companies, including 102 new borrowers, in the aggregate principal amount of approximately $282.4 million, in various industries. During the same period, the Company realized $23.5 million in net equity gains and realized approximately $12.8 million in loan and other losses. The following table sets forth the amount of the Company's loans originated and repaid for the periods indicated, as well as realized gains and realized losses.

                                         FROM
                                      INCEPTION
                                       THROUGH                   YEAR ENDED DECEMBER 31,
                                     DECEMBER 31,   --------------------------------------------------
                                         1992        1993      1994       1995       1996       1997
                                     ------------   -------   -------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Loans originated...................    $14,639      $31,470   $40,785   $101,505   $131,962   $282,352
Loans repaid.......................          0        2,013     7,585     14,414     32,630     67,743
Loans converted to equity (net)....          0          500     2,450      3,806      8,695      7,076(1)
Realized losses on loans and other
  investments......................          0        1,155     1,155      1,500      2,048     12,771
Net realized gains on equity
  investments......................        198          355       617      3,220     11,511     23,493

---------------

(1) Loans converted to equity in 1997 includes $2.1 million of loans converted into publicly traded securities upon the sale of two portfolio companies to public companies.

     The table below sets forth, as of December 31, 1997, the 29 states and other locations in which the Company's borrowers maintain their principal place of business, the number of borrowers and the percent of total loan principal balance outstanding to borrowers located in such states.

                                                                % OF TOTAL
                                                              LOAN PRINCIPAL    NUMBER
                                                                 BALANCE          OF
STATE                                                          OUTSTANDING     BORROWERS
-----                                                         --------------   ---------
Alabama.....................................................        1.1%            3
California..................................................       11.0            20
Colorado....................................................        1.8             3
Connecticut.................................................        1.6             3
Florida.....................................................       14.4            21
Georgia.....................................................       11.0            19
Illinois....................................................        3.7             8
Indiana.....................................................        0.7             2
Kentucky....................................................        4.0             8
Maryland....................................................        1.8             3
Massachusetts...............................................        2.0             4
Michigan....................................................        1.2             2
Minnesota...................................................        0.8             2
North Carolina..............................................        5.9            13
New Jersey..................................................        1.6             4
Ohio........................................................        2.8             6
Pennsylvania................................................        3.7             5
Tennessee...................................................        8.4            13
Texas.......................................................       10.4            20
Virginia....................................................        2.5             7
Wisconsin...................................................        1.2             2
*Other states(8)............................................        8.4            27
                                                                  -----           ---
          Total.............................................      100.0%          195
                                                                  =====           ===

---------------

* The other states in which the Company has only a single borrower are Hawaii, Iowa, Maine, Missouri, New Mexico, New York, Oklahoma and South Carolina. The Company also has 3 borrowers in Washington, D.C. and 16 borrowers in Canada representing 2.0% and 3.4%, respectively, of the total loan principal balance outstanding.

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

     At December 31, 1997, the Company had loans to 16 companies with an aggregate principal balance of $27.7 million that were graded a 5 or 6 and that were not accruing interest. Based on the particular circumstances involved, the Board of Directors estimated the aggregate fair value of these loans to be $17.1 million, and therefore provided for unrealized depreciation from original cost of $10.1 million on these loans after accounting for the original issue discount on these loans of $0.5 million.

CUSTODIAL SERVICES

     Pursuant to a Custodial Services Agreement, First American National Bank (Trust Department) acts as the custodian of all the Company's and SII's portfolio assets in accordance with the 1940 Act and, with respect to SII's portfolio assets, in accordance with SBA Regulations.

MERGER AND ACQUISITION ADVISORY SERVICES

     In August 1996, the Company acquired Harris Williams. Harris Williams is a merger and acquisition advisory firm that currently focuses exclusively on providing advisory services to small and medium sized companies throughout the United States that are similar in size to Sirrom's portfolio companies. Harris Williams' clients have included divisions of large companies, portfolio companies of professional investor groups, and privately owned businesses. The typical Harris Williams engagement includes a monthly retainer and a success fee contingent upon closing the transaction. The firm has consistently grown since inception with pre-tax income increasing from $207,000 for the year ended December 31, 1993 to $3.7 million for the year ended December 31, 1997 and with the number of professionals increasing from two to twenty-one at the present time. Management believes that future growth of Harris Williams is attainable by hiring additional merger and acquisition professionals, gaining additional market share and realizing the benefits of its rapidly increasing client base, which should expand as a result of its relationship with the Company. However, no assurance can be given that such growth can be achieved.

COMPETITION

     The Company's principal competitors include financial institutions, venture capital firms and other nontraditional lenders. Many of these entities have greater financial and managerial resources than the Company. The Company believes that it competes effectively with such entities primarily on the basis of the quality of its service, its reputation and the timely credit analysis and decision-making processes it follows, and to a significantly lesser degree on the interest rates, maturities and payment schedules it offers on the loans to borrowers.

EMPLOYEES

     The Company currently has 48 employees, excluding 26 employees of Harris Williams. The Company believes its relations with its employees are excellent. The Company believes that it has maintained low overhead as a percentage of its assets as a result of outsourcing job functions not directly related to the marketing, underwriting and workout of small business loans or the executive management of the Company.

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

ITEM 2.  PROPERTIES

     The Company does not own any properties and leases 13,262 square feet of office space in Nashville pursuant to a five year lease, 3,433 square feet of office space in San Francisco pursuant to a 10 year lease and 3,337 square feet of office space in Stamford pursuant to a 5 year lease.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is certain information as of March 13, 1998 with respect to the Company's executive officers:

NAME                                       AGE                  POSITION
----                                       ---                  --------
George M. Miller, II                       38                   President, Chief Executive Officer and Director
David M. Resha                             51                   Chief Operating Officer
Carl W. Stratton                           39                   Chief Financial Officer
H. Hiter Harris, III                       37                   Co-Chairman of Harris Williams
Christopher H. Williams                    35                   Co-Chairman of Harris Williams

     George M. Miller, II, is President and Chief Executive Officer and co-founded the Company in August 1991. Prior to August 1991, Mr. Miller worked for two years as a vice president in the Investment Banking Group of SunTrust Equitable Securities Corporation. From 1987 to 1989, Mr. Miller worked as an associate in the Corporate Finance department of J.C. Bradford & Co. Prior to this, Mr. Miller spent four and one-half years on active duty in the United States Marine Corps. Mr. Miller holds a Master of Business Administration from the University of North Carolina at Chapel Hill and a Bachelor of Science degree from the University of Tennessee.

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

                                    PART II

ITEM 5. MARKET PRICE

     The Company has distributed and currently intends to continue to distribute at least 90% of its net operating income and net realized short-term capital gains, if any, on a quarterly basis to its shareholders. The Company also intends to distribute all net realized long-term capital gains, if any, in an annual dividend. There is no assurance that the Company will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. See "Reinvestment Plan," "Regulation" and "Taxation." Pursuant to the Reinvestment Plan, a shareholder whose shares are registered in his own name can elect to have all or a portion of the dividends reinvested in additional shares of Common Stock by the Reinvestment Plan Administrator, by letter to the Company received prior to the corresponding dividend declaration date.

     The Common Stock is listed on the NYSE under the symbol SIR. Prior to January 7, 1998, the Common Stock was quoted on the Nasdaq National Market under the symbol SROM. On March 5, 1998, the last reported sale price of the Common Stock was $25.75 per share (a 184% premium to net asset value per share on such date). The Company presently has 167 holders of record and approximately 6,400 beneficial owners. The following table sets forth the range of high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market, the net asset value per share, the premium of high closing sale price to net asset value and the premium of low closing sale price to net asset value for the period from February 6, 1995, when public trading of the Common Stock commenced, through the fourth quarter of 1997. The Common Stock has historically traded at a premium to net asset value per share. There can be no assurance, however, that such premium will be maintained. The information contained in the chart below reflects the two-for-one stock split effective January 30, 1998.



                                                    CLOSING
                                                   SALE PRICE
                                                   ----------        DIVIDEND
                                                 HIGH      LOW       DECLARED
                                               --------  --------    --------
1995
  First Quarter (beginning February 6,
    1995)....................................  $ 5  13/16 $5  3/8       $.07
  Second Quarter.............................    6  7/8    5  9/16       .13
  Third Quarter..............................    9  3/8    6  5/8        .12
  Fourth Quarter.............................   10         8  3/8        .13
1996
  First Quarter..............................   11  7/8    9  5/16       .12
  Second Quarter.............................   14  3/4   11  5/8        .13
  Third Quarter..............................   15  1/8   11  1/2        .16
  Fourth Quarter.............................   19  3/16  15  1/8        .18
1997
  First Quarter..............................   21  5/8   17  3/8        .20
  Second Quarter.............................   20        13  31/32      .21
  Third Quarter..............................   26  1/16  17             .24
  Fourth Quarter.............................   27  7/8   21  1/4        .43(1)

---------------

(1) Includes $.18 per share annual capital gain dividend declared in December 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of the Company, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Financial Statements and Notes thereto included elsewhere in this Report.
The selected financial data set forth below as of and for the period from inception to December 31, 1992, and as of and for each of the five years in the period ended December 31, 1997, have been derived, in part, from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, whose report for the period from inception to December 31, 1992, and each of the five years in the period ended December 31, 1997, is included elsewhere in this Report.

                                               FROM
                                            INCEPTION
                                             THROUGH                           YEAR ENDED DECEMBER 31,
                                           DECEMBER 31,   -----------------------------------------------------------------
                                               1992          1993         1994         1995          1996           1997
                                           ------------   ----------   ----------   ----------    -----------    ----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Operating income:
  Interest on investments................   $      636    $    3,515   $    7,337   $   13,452    $    24,395    $   41,297
  Loan processing and other fees.........          282           699          901        1,900          3,166         6,989
  Other income...........................           --            --           --          223            119            61
                                            ----------    ----------   ----------   ----------    -----------    ----------
        Total operating income...........          918         4,214        8,238       15,575         27,680        48,347
Operating expenses:
  Interest expense.......................          127         1,427        3,124        4,771          8,342         9,797
  Salaries and benefits..................           --            --           --        1,082          2,994         5,001
  Management fees........................          210           709        1,073           --             --            --
  Other operating expenses...............           --           166          122        1,412          1,942         3,349
  State income tax on interest...........           --           231          457          109             --            --
  Amortization expense...................            8            54          118          208            543           865
                                            ----------    ----------   ----------   ----------    -----------    ----------
        Total operating expenses.........          345         2,587        4,894        7,582         13,821        19,012
                                            ----------    ----------   ----------   ----------    -----------    ----------
Pretax income of unconsolidated
  subsidiary.............................           43           207          553          812          3,264         3,699
                                            ----------    ----------   ----------   ----------    -----------    ----------
Net operating income.....................          616         1,834        3,897        8,805         17,123        33,034
Realized gain (loss) on investments......          198          (799)        (538)       1,759          9,463        10,722
Change in unrealized appreciation
  (depreciation) of investments..........        1,813           (50)       3,356        4,693          2,580        (1,612)
Provision for income taxes...............           --            --           --       (1,020)        (4,270)         (838)
                                            ----------    ----------   ----------   ----------    -----------    ----------
Net increase in partners' capital and
  shareholders' equity resulting from
  operations.............................   $    2,627    $      985   $    6,715   $   14,237    $    24,896    $   41,306
                                            ==========    ==========   ==========   ==========    ===========    ==========
Per share:
Pretax operating income(1)...............   $      .09    $      .24   $      .42   $      .55    $       .74    $     1.04
    Net increase in partners' capital and
      shareholders' equity resulting from
      operations(1)......................          .37           .12          .64          .89           1.08          1.30
Dividends(1).............................           --            --           --          .44(2)         .59(2)       1.08(2)
Diluted weighted average shares
  outstanding(1).........................    7,096,000     8,548,000   10,444,000   15,979,000     23,110,000    31,658,000
OPERATING STATISTICS:
  Number of portfolio companies with
    loans outstanding at period end......           17            38           57           91            122           195
  Number of new portfolio companies......           17            24           25           44             48           102
  Principal amount of loans originated...   $   14,639    $   31,470   $   40,785   $  101,505    $   131,962    $  282,352
  Principal amount of loan repayments....           --         2,013        7,585       14,414         32,630        67,743
  Loan portfolio at period end...........       14,639        42,441       72,336      144,855        221,487       412,005
Net interest spread at period end(3).....          5.6%          5.8%         5.5%         5.8%           5.9%          5.6%

                                                   DECEMBER 31,
                            ------------------------------------------------------------
                             1992      1993      1994       1995       1996       1997
                            -------   -------   -------   --------   --------    -------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash and cash
     equivalents..........  $ 4,601   $ 1,633   $   137   $    195   $  4,612   $  3,025
  Loans...................   14,639    42,441    72,336    144,855    221,487    412,005
  Equity interests........    4,233     3,591     7,577     15,912     34,966     55,211
  Warrants................      951     4,219     7,549     11,513     15,894     24,543
  Total assets............   24,954    53,425    91,804    177,870    288,013    509,236
  Revolving credit
     facilities...........       --        --     6,389     13,200     30,858    124,250
  Debentures payable to
     SBA..................   10,000    34,000    51,000     73,260     90,000     90,000
  Total shareholders'
     equity...............   14,806    18,787    33,218     89,186    158,621    281,969

---------------

(1) On January 5, 1998, Sirrom announced a two-for-one stock split effective January 30, 1998. All information contained herein reflects such stock split.
(2) For the year ended December 31, 1995, includes $.13 per share in dividends declared and paid in the first quarter of 1996 related to 1995 earnings and, with respect to the year ended December 31, 1996, includes $.18 in dividends declared and paid in the first quarter of 1997 related to 1996 earnings and excludes the $.13 per share in dividends paid in the first quarter of 1996 related to 1995 earnings. For the year ended December 31, 1997, includes $.43 per share in dividends paid or to be paid in the first quarter of 1998 related to 1997 earnings and excludes the $.18 per share in dividends paid in the first quarter of 1997 related to 1996 earnings.
(3) Net interest spread represents the weighted average gross yield on the Company's interest bearing investments less the weighted average cost of borrowed funds at the end of the respective periods shown.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data, the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto and the financial data included elsewhere in this Report. The financial information contained herein has been restated to reflect the operations of Harris Williams as an unconsolidated subsidiary of the Company accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

OVERVIEW

     The following table summarizes selected financial information expressed as a percentage of total operating income and the change from year to year.

                                              % OF TOTAL OPERATING INCOME                   PERCENTAGE CHANGE
                                       -----------------------------------------    ---------------------------------
                                                YEAR ENDED DECEMBER 31,             1994     1995      1996     1997
                                       -----------------------------------------     VS.      VS.      VS.       VS.
                                       1993     1994     1995     1996     1997     1993     1994      1995     1996
                                       -----    -----    -----    -----    -----    -----    -----    ------    -----
Interest on investments............     83.4%    89.1%    86.4%    88.1%    85.4%   108.7%    83.3%     81.3%    69.3%
Loan processing and other fees.....     16.6     10.9     12.2     11.4     14.4     28.9    110.9      66.6    120.7
Other income.......................      0.0      0.0      1.4      0.4      0.2       --       --     (46.6)   (48.9)
                                       -----    -----    -----    -----    -----
  Total Operating Income...........    100.0%   100.0%   100.0%   100.0%   100.0%    95.5     89.1      77.7     74.7
Interest expense...................     33.9     37.9     30.7     30.1     20.3    118.9     52.7      74.8     17.4
Salaries, benefits, and other
  operating expenses...............     20.7     14.5     16.0     17.8     17.3     36.6    108.7      98.0     69.1
State income tax on interest.......      5.5      5.6      0.7       --       --     97.8    (76.1)   (100.0)      --
Amortization expense...............      1.3      1.4      1.3      2.0      1.8    118.5     76.3     161.1     59.3
                                       -----    -----    -----    -----    -----
  Total Operating Expenses.........     61.4     59.4     48.7     49.9     39.4     89.2     54.9      82.3     37.6
Equity in pre-tax income of
  unconsolidated subsidiary........      4.9      6.7      5.2     11.8      7.7    167.1     46.8     302.0     13.3
                                       -----    -----    -----    -----    -----
  Net Operating Income.............     43.5%    47.3%    56.5%    61.9%    68.3%   112.5    125.9      94.5     92.9
                                       =====    =====    =====    =====    =====

     The following table summarizes the Company's operating results by quarter for 1995, 1996 and 1997.

                                    MARCH     JUNE    SEPT.     DEC.    MARCH     JUNE    SEPT.     DEC.    MARCH     JUNE
                                     1995     1995     1995     1995     1996     1996     1996     1996     1997     1997
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                    (DOLLARS IN THOUSANDS)
Interest on investments...........  $2,424   $3,231   $3,375   $4,422   $4,862   $5,586   $6,389   $7,558  $8,028   $9,624
Loan processing and other fees....     541      313      706      340      921      652      797      796   1,694    1,262
Other income......................      --       --       --      223       --       62       28       29      18       12
                                    ------   ------   ------   ------   ------   ------   ------   ------  ------   ------
  Total Operating Income..........   2,965    3,544    4,081    4,985    5,783    6,300    7,214    8,383   9,740   10,898
Interest expense..................     999    1,170    1,192    1,410    1,790    2,051    2,138    2,362   2,142    1,818
Salaries, benefits, and other
  operating expenses..............     673      436      620      765    1,216    1,172    1,270    1,279   1,405    1,899
State income tax on interest......      52       11       --       47       --       --       --       --      --       --
Amortization expense..............      30       38       45       95      188       89      101      165     208      225
                                    ------   ------   ------   ------   ------   ------   ------   ------  ------   ------
  Total Operating Expenses........   1,754    1,655    1,857    2,317    3,194    3,312    3,509    3,806   3,755    3,942
Equity in pre-tax income of
  unconsolidated subsidiary.......     194        8      408      202      795      627    1,151      691     241    1,020
                                    ------   ------   ------   ------   ------   ------   ------   ------  ------   ------
  Net Operating Income............  $1,405   $1,897   $2,632   $2,870   $3,384   $3,615   $4,856   $5,268  $6,226   $7,976
                                    ======   ======   ======   ======   ======   ======   ======   ======  ======   ======

                                     SEPT.     DEC.
                                     1997      1997
                                    -------   -------

Interest on investments...........  $10,978   $12,668
Loan processing and other fees....    1,945     2,087
Other income......................       15        16
                                    -------   -------
  Total Operating Income..........   12,938    14,771
Interest expense..................    2,431     3,405
Salaries, benefits, and other
  operating expenses..............    2,166     2,880
State income tax on interest......       --        --
Amortization expense..............      204       228
                                    -------   -------
  Total Operating Expenses........    4,801     6,513
Equity in pre-tax income of
  unconsolidated subsidiary.......      915     1,522
                                    -------   -------
  Net Operating Income............  $ 9,052   $ 9,780
                                    =======   =======

     The Company's principal investment objectives are to achieve a high level of income from the collection of interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. The Company's and SII's loans are typically made in the form of secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company and SII also typically collect an up-front processing fee on each loan they originate. Harris Williams typically obtains a monthly retainer fee for each transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

     The Company's financial performance in the Statements of Operations is comprised of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pre-tax income, and its total operating expenses, including interest expense. The second element is "realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs at the beginning of the period. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments" and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes owed on retained capital gains, excise taxes on undistributed earnings and taxes on the pre-tax income of Harris Williams.

  Fiscal Years Ended December 31, 1997, 1996 and 1995

     Net Operating Income. During the fiscal year ended December 31, 1997, the Company earned interest on investments of $41.3 million, a 69.3% increase over the $24.4 million earned in 1996, which in turn was an 80.7% increase over the $13.5 million earned in 1995. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During fiscal 1997, the Company collected $7.0 million in processing and other fees, a 118.7% increase over the $3.2 million collected in 1996, which in turn was a 68.4% increase over the $1.9 million collected in 1995. These increases in interest income and processing and other fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $412.0 million at December 31, 1997, an increase of 86.0% over the $221.5 million at December 31, 1996, which in turn was an increase of 52.9% from $144.9 million at December 31, 1995. The $282.4 million of loans originated during fiscal 1997 was a 113.9% increase over the $132.0 million of loans originated during fiscal 1996, which in turn was a 30.0% increase over the $101.5 million of loans originated in 1995. In addition, the weighted average interest rate charged on the loan portfolio at December 31, 1997 was 13.3%, as compared to 13.2% and 12.8% at December 31, 1996 and 1995, respectively. The Company also earned income from miscellaneous sources in an amount equal to $61,000 in 1997, $119,000 in 1996 and $223,000 in 1995,
primarily from interest paid on loans to employees made in connection with purchases of common stock of the Company.

     The Company's interest expense increased to $9.8 million in 1997, an 18.1% increase over the $8.3 million in 1996, which in turn was a 72.9% increase over the $4.8 million paid in 1995. The increase in interest expense from 1995 to 1997 was primarily attributable to increased borrowings from the SBA and under the Company's two revolving credit facilities. The Company's total borrowings were $214.3 million on December 31, 1997, $120.9 million on December 31, 1996 and $86.5 million on December 31, 1995.

     Overhead, amortization of borrowing costs and state taxes totaled $9.2 million in fiscal 1997, a 67.3% increase over the $5.5 million of such expenses in fiscal 1996, which in turn was a 96.4% increase over the $2.8 million of such expenses in 1995. These increases can be largely attributed to the increase in the number of employees from nine in January 1995 to 44 in December 1997, several expansions of the Company's Nashville office space between 1995 and 1997, opening and expanding the Company's San Francisco office in 1997 and opening the Company's Stamford office in 1997. In addition, in 1996, the Company changed its practice of expensing bonuses when paid in the first quarter of each year to accruing for bonuses currently. As a result, this bonus accrual increased these operating expenses by approximately $1.0 million in 1996, representing 35.7% of the 96.4% increase in expenses from 1995 to 1996. Although the dollar amount of these expenses increased over the three-year period, overhead expenses as a percentage of ending assets were relatively constant at 1.6%, 1.7% and 1.4% for fiscal 1997, 1996 and 1995, respectively.

     During 1997, Harris Williams had revenues of $9.9 million, a 47.8% increase over the $6.7 million in fiscal 1996, which in turn was a 148.1% increase over the $2.7 million in revenues in 1995. During 1997, Harris Williams had pre-tax income of $3.7 million, a 12.1% increase over the $3.3 million in pre-tax income in 1996, which in turn was a 306.4% increase over the $812,000 in pre-tax income in 1995. These increases were due to an increase in the number of transactions in which Harris Williams provided advisory services. Harris Williams provided advisory services on 15 transactions that closed during 1997, a 15.4% increase over the 13 transactions closed in 1996, which in turn was a 44.4% increase over the nine transactions that closed during 1995. Pre-tax income grew more slowly than revenues in 1997 due mainly to an increase in the number of investment banking professionals from 13 to 21 from December 31, 1996 to December 31, 1997, and increased compensation expense resulting from increased competition for investment banking professionals. Income taxes of $825,000 and $207,000 were accrued on Harris Williams' pre-tax income in 1997 and 1996, respectively. No taxes were accrued on Harris Williams' pre-tax income in 1995, as Harris Williams was a partnership at that time.

     Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $10.7 million during the year ended December 31, 1997, largely resulting from gains of $24.3 million on equity positions in Premiere Technologies, Inc., Radiant Systems, Inc., Innotech, Inc., Horizon Medical Products, Inc., Argenbright Ltd., Global Finance and Leasing, Inc., Virtual Resources, Inc., Radio Systems Corporation, Educational Medical, Inc., Compass Plastics and Technologies, Inc., Encore Medical Corporation, Factory Card Outlet Corp., Vista Information Solutions, Inc. and Virginia Gas Company, offset by losses of $13.6 million on loans to or equity interests in Eastern Food Group, LLC, Gold Medal Products, Inc., Ashe Industries, Inc., Golf Video, Inc., Tower Environmental Services, Inc., Studley Products Corp., Assured Power, Inc., Golf Corporation of America, Inc., SWS3, Inc., and Scandia Technologies, Inc. The Company's net realized gain on investments was $9.5 million during 1996 primarily resulting from gains of $12.3 million on equity positions in American Remedial Technologies, Inc., Premiere Technologies, Inc., Hoveround Corporation, Educational Medical, Inc., Orchid Manufacturing Group, Inc., and Consumer Credit Associates Inc. offset by losses of $2.8 million on loans to Medical Associates of America, Inc. and Cougar Power Products, Inc., on an equity position in Eastern Food Group L.L.C., and on the collateral securing a loan to Alpha West Partners I, L.P. The Company's net realized gain on investments was $1.8 million during 1995, primarily resulting from gains of $3.9 million on the sale of equity positions in American Retirement Corporation, BiTec Southeast, Inc., Central Tennessee Broadcasting, Inc., Patton Management Corporation, PMT Services, Inc., Termnet Merchant Services, Inc., Truckload Management, Inc., One Stop Acquisitions, Inc. and Republic Auto Parts, Inc., which were largely offset by a $515,000 loss on Medical Associates of America, Inc. equity positions and a $1.5 million loss on a loan to Quality Care Networks, Inc. Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation.

     Change in Unrealized Appreciation (Depreciation) of Investments. For the year ended December 31, 1997 the company recorded a net increase in unrealized depreciation of $1.6 million and for the years ended December 31, 1996 and 1995, the Company recorded net increases in unrealized appreciation of investments of $2.6 million and $4.7 million, respectively. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets.

     Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a RIC under Subchapter M of the Code. If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity that acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must, in general: derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; meet investment diversification requirements defined by the Code; and distribute to shareholders at least 90% of its net income (other than long-term capital gains). The Company presently intends to meet the RIC qualifications in 1998. However, no assurance can be given that the Company will continue to elect or qualify for such treatment after 1998.

     During 1997, the Company paid dividends of $24.4 million compared to the $11.6 million paid in 1996 and $5.2 million paid in 1995. Of these dividends, $16.9 million, $11.2 million and $4.0 million were derived from net operating income for 1997, 1996 and 1995, respectively, and $7.5 million, $406,000 and $1.2 million were derived from realized capital gains for 1997, 1996 and 1995, respectively. The Company also elected to designate $10.6 million and $2.1 million of the undistributed realized capital gains as a "deemed" distribution to shareholders of record as of the end of 1996 and 1995, respectively. Accordingly, $6.9 million and $1.4 million, for 1996 and 1995 respectively, net of taxes of $3.7 million and $737,000, respectively, of this "deemed" distribution has been retained and reclassified from undistributed net realized earnings to Common Stock. For the year ended December 31, 1997, the Company modified its dividend policy with respect to its long-term capital gains. The Company now intends to distribute to shareholders all long-term capital gains and did so for the year ended December 31, 1997. As a result no "deemed" distribution was designated and no related tax was due in fiscal 1997.

     For the years ended December 31, 1997, 1996 and 1995 the Statements of Operations include a provision for state income taxes on interest totaling $0, $0 and $109,000, respectively. For the years ended December 31, 1997, 1996 and 1995, the Company also provided for federal income tax at a 35% rate on undistributed long-term capital gains and excise tax at a 4% rate on undistributed taxable net investment income and undistributed realized long-term capital gains and provided for federal and state income taxes on Harris Williams' pre-tax income. These tax provisions totaled $838,000, $4.3 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $3.0 million in cash and cash equivalents of which $2.1 million was pledged as collateral under certain hedging agreements. At December 31, 1997, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $13.4 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

     Traditionally, the Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated its initial public offering and has completed four additional public offerings since that time which have generated net proceeds of $361.5 million in the aggregate. The Company has used the proceeds of these offerings to temporarily repay debt and to originate new loans.

     At December 31, 1997, total SBA borrowings were $90.0 million, the previous maximum amount of SBA loans available to an SBIC. During the latter part of 1997, Congress increased the maximum amount of funding available to an SBIC by indexing the $90.0 million cap to inflation. Presently, the maximum amount of funding available to an SBIC from the SBA is $101.0 million. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 7.02% as of December 31, 1997, and none of these borrowings mature prior to 2002.

     As of December 31, 1997, SII had $61.5 million outstanding under its $125.0 million Revolving Credit Facility with First Union National Bank and a syndicate of other banks, which is secured by a lien on all of SII's assets and a pledge of SII's stock and guaranteed by the Company, which includes a $75.0 million increase in its Revolving Credit Facility consummated in October 1997 that added seven additional banks to the syndicate. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II, or David
M. Resha ceases to be employed by the Company.

     To support the Company's future loan origination activities outside of SII, the Company has also established the $100.0 million ING Credit Facility. SFC, a wholly-owned special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC purchases loans originated by the Company and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 3, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which served as initial collateral for the ING Credit Facility. At December 31, 1997, $62.8 million was outstanding under the ING Credit Facility and $93.2 million and $96.5 million of loans and warrants at cost and fair value, respectively, had been contributed to or sold to SFC by the Company and were collateralizing the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility the Company has entered into various hedging arrangements. The Company may borrow under the ING Credit Facility until December 31, 2001, and it expires on January 5, 2007. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl
W. Stratton are no longer employed by the Company.

     The Company believes that the proceeds from the most recently completed public offering, anticipated borrowings under the Revolving Credit Facility and the ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the third quarter of 1998. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

PORTFOLIO TURNOVER AND CREDIT QUALITY

     During the year ended December 31, 1997, the Company made loans to 150 companies totaling approximately $282.3 million and received repayments (either partial or full) from 47 companies aggregating $67.7 million. During the year ended December 31, 1996, the Company made loans to 84 companies totaling approximately $132.0 million and received repayments (either partial or full) from 24 companies aggregating $32.6 million. During the year ended December 31, 1995, the Company made loans to 68 companies totaling approximately $101.5 million and received ten repayments (either partial or full) aggregating $14.4 million. During the year ended December 31, 1994, the Company made loans to 34 companies totaling approximately $40.8 million and received six repayments aggregating approximately $7.6 million. During the year ended December 31, 1993, the Company made loans to 31 companies totaling approximately $31.5 million and received three repayments aggregating $2.0 million. Since inception, the Company has originated $599.3 million in total loans and $125.2 million, or 20.9%, have been repaid. The Company cannot control changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty.

     The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loans and other factors considered relevant. To monitor and manage the risk in the overall portfolio, management tracks the weighted average portfolio grade. The weighted average grade was 3.04 and 3.10 at December 31, 1997 and 1996, respectively. The Company believes that weighted average grades between 2.75 and 3.25 represent the current normal range for the portfolio.

     Loans graded 4 typically involve a borrower that is performing marginally below expectations and the existence of short-term negative trends or negative events that have created some concern. Loans in this category require a proactive action plan to be executed by the borrower's management and monitored by the responsible Company officer. A grade 4 is typically a temporary rating that is followed by an upgrade or downgrade within six months as the borrower's business improves or declines. As of December 31, 1997 and 1996, the Company's portfolio consisted of 18 and 9 loans, respectively, graded 4. The aggregate principal balance of loans graded 4 at December 31, 1997 and 1996, respectively, was $49.0 million and $17.4 million, which represented 10.2% and 7.4%, respectively, of the total portfolio balance at such dates. Since late 1995 when the Company redefined the loan grading system to reflect management's additional experience in monitoring its growing portfolio, the percentage of the principal balance of loans graded 4 to the total portfolio balance has typically ranged between 10% and 15%, with an occasional decrease to as low as 7%. The Company believes the current percentage to be within the normal range of variability and expects significant variability in the future in the absolute dollar amount of loans graded 4 and in the ratio of loans graded 4 to the total portfolio balance.

     Loans graded 5 and 6 are placed on the Company's Credit Watch List and are serviced by a member of the Company's workout group. Loans with a grade 5 are generally in default and interest is generally not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and the Company has charged off or expects to charge off some part of the loan. At December 31, 1997 and 1996, the Company had loans to 16 companies with an aggregate principal balance of $27.7 million, and 13 companies with an aggregate principal balance of $15.9 million, respectively, that were graded a 5 or 6 and that were not accruing interest, which represented 6.5% and 6.8%, respectively, of the total portfolio balance. The Company believes that the current normal range of loans graded 5 and 6 is 6% to 10% of the total portfolio balance. Given the nature of the Company's portfolio, the Company expects some variability in the absolute dollar amount of the loans graded 5 and 6 and in the ratio of loans graded 5 and 6 to the total portfolio balance.

YEAR 2000

     The Company has reviewed the Year 2000 issue and has identified three primary areas in which it could be affected. First, the Company utilizes two primary software programs, one of which tracks its investment portfolio and one of which provides accounting functions. Both software vendors have indicated to the Company that their programs are Year 2000 compatible. Therefore, the Company believes that it has no material exposure in this area. Second, the Company utilizes standard cash management software provided by its commercial banks. The Company is unaware of any potential exposure related to this software and believes the possibility is remote that a major commercial bank would leave any such problems unresolved. However, the Company intends to analyze this area in further detail in 1998. Third, the Company has begun an investigation of the impact of the Year 2000 on its portfolio companies. This investigation is not yet complete, and thus the Company cannot yet state with certainty that it does not have exposure in this area. However, given the size and age of its portfolio companies and the service-based industries in which they primarily operate, the Company anticipates that few of its portfolio companies will face any material issues regarding the Year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Sirrom Capital Corporation and
Subsidiaries:

     We have audited the accompanying consolidated balance sheets of SIRROM CAPITAL CORPORATION AND SUBSIDIARIES (see Note 1) as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in Partners' capital and shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As explained in Note 2, the financial statements include investments valued at approximately $262,606,000 (91% of total assets) and approximately $482,652,000 (95% of total assets) as of December 31, 1996 and 1997, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirrom Capital Corporation and Subsidiaries at December 31, 1996 and 1997 and the results of their operations, the changes in Partners' capital and shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Nashville, Tennessee
January 30, 1998

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS

Investments, at fair value:
  Loans.....................................................  $221,487,385   $412,005,353
  Equity interests..........................................    34,965,801     55,210,669
  Warrants..................................................    15,893,828     24,543,035
  Other.....................................................     2,990,282      2,440,503
                                                              ------------   ------------
          Total investments (cost of $262,943,963 and
        $483,417,884, respectively).........................   275,337,296    494,199,560
Investment in unconsolidated subsidiary.....................       911,487        924,959
Cash and cash equivalents...................................     4,611,532      3,024,608
Interest receivable.........................................     2,870,138      4,483,640
Receivable from sale of investment..........................            --      1,498,240
Debt financing costs (less accumulated amortization of
  $920,289 and $1,776,700, respectively)....................     3,690,362      3,989,904
Furniture and equipment (less accumulated depreciation of
  $73,711 and $198,248, respectively).......................       275,454        918,253
Other assets................................................       316,797        197,235
                                                              ------------   ------------
          Total assets......................................  $288,013,066   $509,236,399
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Debentures payable to Small Business Administration.......  $ 90,000,000   $ 90,000,000
  Revolving credit facilities...............................    30,858,213    124,250,000
  Interest payable..........................................     1,348,252      1,576,600
  Accounts payable, accrued expenses, and other
     liabilities............................................     2,852,942      5,435,621
  Dividend payable..........................................            --      5,405,267
  Accrued taxes payable.....................................     4,333,144        600,000
                                                              ------------   ------------
          Total liabilities.................................   129,392,551    227,267,488
                                                              ------------   ------------
Commitments and contingencies
Shareholders' equity:
  Common stock -- No par value, 50,000,000 shares
  authorized, 24,687,134 and 31,093,226 issued and
  outstanding, respectively.................................   140,061,092    251,056,925
  Notes receivable from employees...........................    (1,539,858)      (648,442)
  Undistributed net realized earnings.......................     7,705,948     20,778,752
  Unrealized appreciation of investments....................    12,393,333     10,781,676
                                                              ------------   ------------
          Total shareholders' equity........................   158,620,515    281,968,911
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $288,013,066   $509,236,399
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1995          1996          1997
                                                          -----------   -----------   -----------
OPERATING INCOME:
  Interest on investments...............................  $13,451,742   $24,395,072   $41,297,190
  Loan processing and other fees........................    1,899,692     3,166,117     6,988,813
  Other income..........................................      223,456       119,115        60,926
                                                          -----------   -----------   -----------
          Total operating income........................   15,574,890    27,680,304    48,346,929
                                                          -----------   -----------   -----------
OPERATING EXPENSES:
  Interest expense......................................    4,771,131     8,341,777     9,796,759
  Salaries and benefits.................................    1,081,478     2,994,500     5,001,264
  Other operating expenses..............................    1,412,358     1,942,456     3,348,852
  State income tax on interest..........................      109,035            --            --
  Amortization expense..................................      207,792       543,011       865,003
                                                          -----------   -----------   -----------
          Total operating expenses......................    7,581,794    13,821,744    19,011,878
                                                          -----------   -----------   -----------
            Subtotal....................................    7,993,096    13,858,560    29,335,051
Pretax income of unconsolidated subsidiary..............      811,610     3,264,051     3,698,781
                                                          -----------   -----------   -----------
          Net operating income..........................    8,804,706    17,122,611    33,033,832
Net realized gain on investments........................    1,759,513     9,462,991    10,722,158
Change in unrealized appreciation (depreciation) of
  investments...........................................    4,693,544     2,580,047    (1,611,657)
Provision for income taxes..............................   (1,020,321)   (4,270,054)     (838,175)
                                                          -----------   -----------   -----------
Net increase in shareholders' equity resulting from
  operations............................................  $14,237,442   $24,895,595   $41,306,158
                                                          ===========   ===========   ===========
Net increase in shareholders' equity resulting from
  operations per share:
     Basic..............................................  $       .90   $      1.11   $      1.37
                                                          ===========   ===========   ===========
     Diluted............................................  $       .89   $      1.08   $      1.30
                                                          ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND
                              SHAREHOLDERS' EQUITY

                                                                                                          UNREALIZED
                                                                          NOTES                          APPRECIATION
                                               COMMON STOCK            RECEIVABLE      UNDISTRIBUTED    (DEPRECIATION)
                           PARTNERS'    --------------------------        FROM          NET REALIZED          OF
                            CAPITAL       SHARES         AMOUNT         EMPLOYEES         EARNINGS       INVESTMENTS
                          -----------   -----------   ------------   ---------------   --------------   --------------
SIRROM CAPITAL, L.P.:
BALANCE, DECEMBER 31,
  1994..................  $25,398,519            --   $         --     $(1,980,000)     $ 4,679,053      $ 5,119,742
SIRROM CAPITAL
  CORPORATION:
  Effect of
    reorganization (Note
    1)..................  (25,398,519)   11,897,134     25,398,519              --               --               --
  Issuance of common
    stock...............           --     8,290,000     47,712,029              --               --               --
  Net increase in
    shareholders' equity
    resulting from
    operations..........           --            --             --              --        9,543,898        4,693,544
  Payment of
    dividends...........           --            --             --              --       (3,974,079)              --
  Distribution of
    capital gains.......           --            --             --              --       (1,201,000)              --
  Distribution of Harris
    Williams'
    earnings............           --            --             --              --         (806,000)              --
  Designation of
    undistributed
    capital gains, net
    of tax (Note 10)....           --            --      1,369,419              --       (1,369,419)              --
                          -----------   -----------   ------------     -----------      -----------      -----------
BALANCE, DECEMBER 31,
  1995..................           --    20,187,134     74,479,967      (1,980,000)       6,872,453        9,813,286
  Issuance of common
    stock...............           --     4,600,000     59,223,301              --               --               --
  Stock options
    exercised...........           --        30,000        224,375              --               --               --
  Employee shares
    repurchased.........           --      (130,000)      (809,645)             --               --               --
  Payment on notes
    receivable..........           --            --             --         440,142               --               --
  Net increase in
    shareholders' equity
    resulting from
    operations..........           --            --             --              --       22,315,548        2,580,047
  Payment of
    dividends...........           --            --             --              --      (10,976,390)              --
  Distribution of
    capital gains.......           --            --             --              --         (577,200)              --
  Distribution of Harris
    Williams'
    earnings............           --            --             --              --       (2,985,369)              --
  Designation of
    undistributed
    capital gains, net
    of tax (Note 10)....           --            --      6,943,094              --       (6,943,094)              --
                          -----------   -----------   ------------     -----------      -----------      -----------
BALANCE, DECEMBER 31,
  1996..................           --    24,687,134    140,061,092      (1,539,858)       7,705,948       12,393,333
  Issuance of common
    stock...............           --     6,292,572    109,953,783              --               --               --
  Stock options
    exercised...........           --       145,600      1,144,665              --               --               --
  Employee shares
    repurchased.........           --       (32,080)      (102,615)             --               --               --
  Payment on notes
    receivable..........           --            --             --         891,416               --               --
  Net increase in
    shareholders' equity
    resulting from
    operations..........           --            --             --              --       42,917,815       (1,611,657)
  Payment of
    dividends...........           --            --             --              --      (16,977,374)              --
  Capital gains
    dividends...........           --            --             --              --      (12,867,637)              --
                          -----------   -----------   ------------     -----------      -----------      -----------
BALANCE, DECEMBER 31,
  1997..................  $        --    31,093,226   $251,056,925     $  (648,442)     $20,778,752      $10,781,676
                          ===========   ===========   ============     ===========      ===========      ===========


                             TOTAL
                          ------------
SIRROM CAPITAL, L.P.:
BALANCE, DECEMBER 31,
  1994..................  $ 33,217,314
SIRROM CAPITAL
  CORPORATION:
  Effect of
    reorganization (Note
    1)..................            --
  Issuance of common
    stock...............    47,712,029
  Net increase in
    shareholders' equity
    resulting from
    operations..........    14,237,442
  Payment of
    dividends...........    (3,974,079)
  Distribution of
    capital gains.......    (1,201,000)
  Distribution of Harris
    Williams'
    earnings............      (806,000)
  Designation of
    undistributed
    capital gains, net
    of tax (Note 10)....            --
                          ------------
BALANCE, DECEMBER 31,
  1995..................    89,185,706
  Issuance of common
    stock...............    59,223,301
  Stock options
    exercised...........       224,375
  Employee shares
    repurchased.........      (809,645)
  Payment on notes
    receivable..........       440,142
  Net increase in
    shareholders' equity
    resulting from
    operations..........    24,895,595
  Payment of
    dividends...........   (10,976,390)
  Distribution of
    capital gains.......      (577,200)
  Distribution of Harris
    Williams'
    earnings............    (2,985,369)
  Designation of
    undistributed
    capital gains, net
    of tax (Note 10)....            --
                          ------------
BALANCE, DECEMBER 31,
  1996..................   158,620,515
  Issuance of common
    stock...............   109,953,783
  Stock options
    exercised...........     1,144,665
  Employee shares
    repurchased.........      (102,615)
  Payment on notes
    receivable..........       891,416
  Net increase in
    shareholders' equity
    resulting from
    operations..........    41,306,158
  Payment of
    dividends...........   (16,977,374)
  Capital gains
    dividends...........   (12,867,637)
                          ------------
BALANCE, DECEMBER 31,
  1997..................  $281,968,911
                          ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              1995             1996             1997
                                                          -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net increase in partners' capital and shareholders'
    equity resulting from operations....................  $  14,237,442    $  24,895,595    $  41,306,158
  Adjustments to reconcile net increase to net cash
    provided by operating activities:
    Net unrealized (appreciation) depreciation of
      investments.......................................     (4,693,544)      (2,580,047)       1,611,657
    Net realized gain on investments....................     (1,759,513)      (9,462,991)     (10,722,158)
    Increase in equity of unconsolidated subsidiary.....         (5,610)         (71,572)         (13,472)
    Amortization of debenture costs.....................        207,792          537,010          856,411
    Increase in interest receivable.....................       (816,905)        (750,571)      (1,613,502)
    Increase in accounts payable and accrued expenses...        185,525        2,639,041        2,582,679
    Amortization of organization costs..................          6,000            6,000            8,592
    Depreciation of fixed assets........................         18,565           55,146          124,666
    Increase (decrease) in accrued taxes payable........        585,731        3,259,619       (3,733,144)
    Increase in interest payable........................        255,810          411,434          228,348
                                                          -------------    -------------    -------------
         Net cash provided by operating activities......      8,221,293       18,938,664       30,636,235
                                                          -------------    -------------    -------------
INVESTING ACTIVITIES:
  Loan principal repayments.............................     14,414,000       32,630,000       67,743,485
  Proceeds from sale of equities and other
    investments.........................................     12,889,888       12,142,899       28,386,245
  Investments originated or acquired....................   (105,669,054)    (135,792,814)    (305,881,489)
  Purchase of fixed assets..............................       (222,425)        (126,740)        (767,465)
  Decrease in restricted investments....................      1,000,000               --               --
  Increase in other assets..............................       (199,165)        (105,632)      (1,387,270)
                                                          -------------    -------------    -------------
         Net cash used in investing activities..........    (77,786,756)     (91,252,287)    (211,906,494)
                                                          -------------    -------------    -------------
FINANCING ACTIVITIES:
  Proceeds from debentures payable to Small Business
    Administration......................................     22,260,000       16,740,000               --
  Proceeds from revolving credit facilities.............     62,638,595       92,067,979      253,327,052
  Repayment of revolving credit facilities..............    (55,827,846)     (74,409,766)    (159,935,271)
  Increase in debenture costs...........................     (1,178,414)      (2,207,341)      (1,155,953)
  Issuance of common stock..............................     47,712,029       59,223,301      109,953,785
  Stock options exercised...............................             --          224,375        1,144,665
  Distribution of Harris Williams' earnings.............       (806,000)      (2,985,369)              --
  Payment of dividends..................................     (3,974,079)     (10,976,390)     (16,977,374)
  Distribution of capital gains.........................     (1,201,000)        (577,200)      (7,462,370)
  Employee shares repurchased...........................             --         (809,645)        (102,615)
  Payments on notes receivable from employees...........             --          440,142          891,416
                                                          -------------    -------------    -------------
         Net cash provided by financing activities......     69,623,285       76,730,086      179,683,335
                                                          -------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         57,822        4,416,463       (1,586,924)
CASH AND CASH EQUIVALENTS, beginning of year............        137,247          195,069        4,611,532
                                                          -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year..................  $     195,069    $   4,611,532    $   3,024,608
                                                          =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.........................................  $   4,525,701    $   7,961,534    $   9,935,749
                                                          =============    =============    =============
  Taxes paid............................................  $     493,465    $     976,894    $   3,738,278
                                                          =============    =============    =============
  Loans transferred to other investments................  $          --    $   5,218,436    $     486,777
                                                          =============    =============    =============
  Loans transferred to equity interests.................  $   3,805,991    $   8,695,309    $   7,076,172
                                                          =============    =============    =============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Sirrom Capital Corporation (the "Company"), a Tennessee corporation, was formed in November 1994 and Sirrom Capital, L.P. (the "Partnership") became a partnership under the laws of the State of Tennessee in November 1991. Effective February 1, 1995, the partners of the Partnership transferred, in a tax free conversion, their partnership interests to the Company in exchange for the issuance of 10,100,232 shares of common stock of the Company. The common stock was received by each partner in proportion to the partner's percentage interest in the Partnership. As a result of this exchange, the Partnership was dissolved and liquidated, with all of the assets and liabilities of the Partnership (including the SBIC license which was obtained by the Partnership in May 1992) being thereby assigned and transferred to the Company. This transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies.

     The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its shareholders' equity through the appreciation in value of the equity interests in its portfolio companies that are primarily small, privately owned companies. The Company targets small businesses that the Company believes have certain characteristics, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company makes investments in micro-cap public companies that are marketed under the name Tandem Capital, Inc. ("Tandem") and provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co. ("Harris Williams").

     The Company is a non-diversified, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). Prior to August 1996, the Company was also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958, as amended (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. In August 1996, the Company transferred its SBIC operations, including its SBIC license, and the majority of its assets and liabilities, to its wholly-owned subsidiary, Sirrom Investments, Inc. ("SII"), a Tennessee corporation. Under applicable SBA regulations, SII is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act. In December 1996, the Company formed Sirrom Funding Corporation ("SFC"), a closed-end, non-diversified investment company. SFC is a bankruptcy remote subsidiary that purchases loans and warrants from the Company on a true-sale basis and holds them as collateral for a $100.0 million revolving credit facility. The Company, SII and SFC have each elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

     In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. ("Harris Williams") for 1,796,908 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams has been accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1996 and 1997 and the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997 reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

     In December 1996, the Company formed SCCGS, Inc. SCCGS, Inc.'s operations were limited to the workout activities of one investment during 1996 and 1997. SCCGS, Inc. was sold during 1997 and is no longer a subsidiary of the Company at December 31, 1997.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     The Company has a 40% ownership interest in a Canadian company, SCC Canada, Inc., that provides loan origination and processing services for loans to Canadian companies. The Company's ownership interest in SCC Canada, Inc. is immaterial to its financial position and is accounted for under the equity method of accounting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, SII, SFC and SCCGS, Inc. All intercompany accounts and transactions have been eliminated in the consolidation.

  Valuation of Investments

     Portfolio investments are stated at fair value as determined by the Board of Directors.

     Under the Company's valuation policy, the fair values of loans to small business concerns are based on the Board of Director's evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts that could be realized in the normal course of business, assuming the Company holds the loan to maturity and realizes the face value of the loan. Fair value normally corresponds to cost unless the borrower's condition or external factors lead to a determination of fair value at a higher or a lower amount.

     Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The Board of Directors also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

     Shares of stock and warrants of public companies that the Company is not permitted to sell in the public market as a result of securities law restrictions, lock-up agreements and other similar restrictions are typically valued at 70% of market value at the balance sheet date. All other publicly traded stocks are typically valued at 90% of market value at the balance sheet date.

     At December 31, 1996 and 1997, the investment portfolio included investments totaling $262,606,000 and $482,652,000, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

  Realized and Unrealized Gain or Loss on Investments

     Realized gains are recorded upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized losses are recorded upon the final disposition of the cost basis of investments according to federal income tax guidelines and are calculated in the same manner. All other changes in the valuation of portfolio investments, as determined by the directors, are included as changes in the unrealized appreciation or depreciation of investments in the statements of operations.

  Description of Loan Terms

     The loans to small business concerns included in investments bear interest at rates ranging from 6.50% to 14.00%. Typically, interest is payable in monthly or quarterly installments over five years with the entire

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES principal amount typically due at maturity. These loans are generally collateralized by liens on the assets of the borrower. Certain of these liens may be subject to prior liens.

  Interest on Investments

     Interest income is recorded on the accrual basis. The accrual of income is typically suspended when the related loan becomes 60 days past due unless management anticipates that accrued amounts will be collected.

  Loan Processing Fees

     The Company recognizes loan processing fees as income when the related loan closes.

  Cash and Cash Equivalents

     The Company defines cash and cash equivalents as cash on hand, cash in interest bearing and non-interest bearing operating bank accounts and highly liquid investments such as time deposits with an original maturity of three months or less. Cash and cash equivalents totaling $2,075,000 is restricted as collateral under interest rate swap agreements.

  Debt Financing Costs

     SBA debenture costs are amortized over ten years, which represents the term of the thirteen SBA debenture (See Note 4). Financing costs related to the revolving credit facilities are amortized over the term of the credit agreements.

  Income Taxes

     Beginning in February 1995, the Company elected to be taxed as a RIC under Subchapter M of the Code. If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity that acts as a partial conduit of income to its shareholders.

     In order to maintain its RIC status, the Company must, in general, (a) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, (b) meet investment diversification requirements defined by the Code and (c) distribute to shareholders at least 90% of its net income (other than long-term capital gains).

     The Company currently intends to meet the RIC qualifications in future years. Therefore, the Company has not provided for federal income taxes on the unrealized appreciation of investments.

  Partners' Capital/Shareholders' Equity

     During November 1994, six employees were granted ownership interests in the partnership at a purchase price equal to the approximate fair value of each ownership interest. In connection therewith, each employee executed a promissory note for the purchase price of such interest. The promissory notes bear interest at 7.25% per annum with interest payable annually. All notes mature on November 1, 2001. As discussed in Note 1, the interests in the partnership were subsequently exchanged for the Company's common stock. The stock must be resold to the Company if the employee is no longer employed by the Company for a period of not less than three years from the date of purchase. The notes receivable from employees were shown as a reduction in partners' capital and a reduction to common stock in the amount of $1,980,000 at December 31, 1995. During 1996, one employee terminated employment and the Company repurchased 130,000 shares for $809,645 which resulted in a cancellation of a note and a reduction in the balance of the notes receivable from employees of $440,142. These shares were reissued by the Company in a secondary offering in June 1996.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

During 1997, 32,080 shares were repurchased by the Company for $102,615 following the termination of employment of an employee. These shares were reissued by the Company in the February 1997 secondary offering. During 1997 notes receivable was reduced to $648,442 as a result of repayments.

  Derivative Financial Instruments

     The Company uses interest rate swaps to hedge interest costs on its floating rate revolving credit facilities. Any amounts paid or received on interest rate swap agreements are recognized as an adjustment to interest expense. Gains and losses on terminated swaps are recognized over the remaining life of the underlying obligation as an adjustment to investment income or interest expense. The fair value of the swap agreements are not recognized in the consolidated financial statements as they are accounted for as hedges. The Company does not hold derivative financial instruments for trading or speculative purposes.

     The counterparties to the interest rate swap agreements are major commercial banks. Management believes that losses related to credit risk are remote.

  Net Increase In Shareholders' Equity Resulting From Operations per Share

     Net increase in shareholders' equity resulting from operations per share is calculated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128. Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted. See
Note 8 for the Company's computation of these amounts.

  New Accounting Pronouncement

     SFAS No. 130, "Reporting Comprehensive Income," has been issued effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company does not anticipate the adoption of SFAS No. 130 to have a material effect on the Company's financial statements.

  Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation.

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

3.  INVESTMENTS

     Investments consist primarily of loans made and warrants obtained from borrowers. Investments are recorded at fair value as determined by the directors or by current market prices, if available, in accordance the Company's valuation policy (See Note 2). While the Company markets to borrowers throughout the United States, approximately 60% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $15,873,178 and $27,717,592 at December 31, 1996 and 1997,
respectively. The aggregate fair values of these loans as determined by the Company's directors totaled $8,683,178 and $17,052,737 at December 31, 1996 and 1997, respectively.

     Included in the investment portfolio at December 31, 1996 and 1997 are other assets that consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain other tangible and intangible assets. The Company obtained these rights upon foreclosure of three loans. The aggregate cost of other assets at December 31, 1996 and 1997 was $4,690,299 and $4,240,503, respectively, which represents the cost basis of the original loans plus capitalized workout expenses. The Company's directors have estimated the fair value of these assets to be $2,990,282 and $2,440,503 at December 31, 1996 and 1997, respectively.

4.  DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of December 31, 1997, SII had thirteen debentures totaling $90.0 million payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:

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
                                                              -----------
                                                              $90,000,000
                                                              ===========

     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the periods ended December 31, 1995, 1996 and 1997 totaled $4,243,851, $5,734,794 and $6,317,392, respectively.

     The SBA and the lenders of the $125.0 million revolving credit facility are equally secured by the assets of SII. The debentures are also guaranteed by the Company.

5.  REVOLVING CREDIT FACILITIES

     Revolving credit facilities consist of the following at December 31, 1996 and 1997:

                                                              1996            1997
                                                           -----------    ------------
$125.0 million revolving facility........................  $28,900,000    $ 61,500,000
$15.0 million bridge facility............................    1,958,213              --
$100.0 million revolving facility........................           --      62,750,000
                                                           -----------    ------------
          Total revolving credit facilities..............  $30,858,213    $124,250,000
                                                           ===========    ============

     The $125.0 million revolving credit facility is payable by SII to a syndicate of lenders. The facility consists of a swingline totaling $10.0 million which bears interest at prime minus 0.5%, and the balance of the facility bears interest at either LIBOR plus 1.75% or prime plus 0.5% at SII's discretion. Borrowing under the facility is based on the principal amount of eligible loans and public securities in SII's portfolio. The revolving credit agreement imposes certain operating restrictions on the Company and SII such as requiring lender

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES approval of certain mergers and acquisitions, changes in management, and payment of dividends in excess of those required to maintain RIC status. The agreement contains financial covenants that require SII to maintain a certain level of tangible net worth and meet ratios related to interest coverage, non-accrual/delinquent loans and loan losses. As of December 31, 1997, the Company and SII were in compliance with these covenants. The revolving credit lenders and the SBA are equally secured by all assets of SII and the revolving credit facility is guaranteed by the Company. The facility expires on May 31, 2000.

     As of December 31, 1997, the Company had entered into an interest rate swap agreement under the $125.0 million revolving credit facility. In the agreement, the Company swapped the variable rate on $45.0 million of borrowings to a fixed rate of 8.12%. This swap expires in May 2000. Interest expense on the revolving credit facility, including the interest rate swaps and a quarterly fee of .25% per annum on the total revolving credit facility for the periods ended December 31, 1995, 1996 and 1997 was $527,280, $2,574,681 and $1,555,468, respectively.

     The $15.0 million bridge facility expired on January 8, 1997. Interest expense on the bridge facility was $32,303 for the year ended December 31, 1996.

     At December 31, 1996 SFC entered into a $100.0 million revolving credit facility with a financial institution. This facility was used to retire the $15.0 million bridge facility. SFC purchases loans and the related warrants originated by the Company, and funds substantially all such purchases with borrowings under the facility. The facility is funded by commercial paper sold by the financial institution, and bears interest at the stated rate on the commercial paper sold plus 2.25%. SFC is generally able to borrow up to 70% of the principal amount of conforming loans that are pledged to secure the credit facility. At December 31, 1997, investments with a cost and fair value of approximately $93,241,000 and $96,532,000, respectively, had been contributed or sold to SFC by the Company and were pledged as collateral under the facility. The facility agreement contains operational restrictions such as requiring lender approval of certain mergers and acquisitions and changes in management. The facility agreement also contains financial covenants related to tangible net worth, loan delinquency and loan defaults. As of December 31, 1997, the Company and SFC were in compliance with those covenants. The Company may borrow under the facility until December 31, 2001, and the facility expires on January 5, 2007.

     As of December 31, 1997, the Company had entered into several interest rate swap agreements under the $100.0 million revolving credit facility. The Company exchanged the variable rate on $100.0 million in borrowings to the rates described below in incremental amounts of $12.5 million per month beginning in July 1997. During the period from July through December 1997, the Company put in place a cap that capped the Company's variable rate at 8.25%. During the period from January 1998 through December 1999, the Company has swapped to a fixed rate of 8.25%. During the period from January 2000 through December 2001, the Company has put in place a collar that caps the Company's variable rate at 9.15% in exchange for a floor at 8.25%. These swaps expire in December 2001. At December 31, 1997, $2,075,000 of cash was restricted as collateral for the interest rate swap agreements under the $100.0 million revolving credit facility. The amount of cash restricted as collateral may increase or decrease depending upon changes in prevailing interest rates.

     Interest expense on the $100.0 million credit facility including the swaps and a monthly fee of .50% per annum on the unused portion of the facility totaled $1,923,899 for the year ended December 31, 1997.

6.  INCOME TAXES

     For the year ended December 31, 1995, the statement of operations includes a provision for state income taxes on interest totaling $109,035 that the Company incurred while operating as a Partnership. There is no provision for state income taxes on interest for the years ended December 31, 1996 and 1997.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     For the years ended December 31, 1995, 1996 and 1997, the Company provided for federal income tax at a 35% rate on undistributed realized long-term capital gains, excise taxes at a 4% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 12). For the years ended December 31, 1995, 1996 and 1997, the provision for income taxes totaled $1,020,321, $4,270,054 and $838,175, respectively.

7.  STOCK OPTION PLANS

     At December 31, 1997, the Company had two employee stock option plans and one director stock option plan, as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net increase in shareholders' equity resulting from operations and related per share amounts for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the pro-forma amounts indicated below:

                                                     1995          1996          1997
                                                  -----------   -----------   -----------
Net increase in shareholders' equity............  $13,882,000   $23,326,000   $37,608,000
Net increase in shareholders' equity per
  share--Basic..................................          .87          1.04          1.24
Net increase in shareholders' equity per
  share--Diluted................................          .87          1.01          1.19

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       1995         1996         1997
                                                     ---------   ----------   ----------
Dividend yield.....................................    5.0%         3.5%         4.0%
Expected volatility................................     34%         34%          40%
Risk free interest rate............................  6.0-7.5%     6.0-7.5%    6.05-6.93%
Expected lives.....................................   6 years     6 years      10 years
Annual forfeiture rate.............................     10%         10%          2.5%

  Employee Stock Option Plans

     The Company's two employee stock option plans, the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan"), and the 1996 Employee Stock Incentive Plan (the "1996 Plan") provide for the granting of options for 1,000,000 and 2,280,000 shares, respectively, of common stock to selected employees at an exercise price not less than the fair market value of the common stock on the date of the grant. The terms of each award are determined by the board of directors. The options typically vest over a five year period from the date of hire and expire ten years from the date of grant.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     A summary of stock option activity related to the plans, including amounts subject to shareholder approval, is as follows:

                                                              PRICE RANGE
                                                               PER SHARE       SHARES
                                                            ---------------   ---------
Outstanding, December 31, 1994............................  --                       --
  Granted.................................................  $5.50-9.25          933,932
  Exercised...............................................  --                       --
  Forfeited...............................................  --                       --
                                                                              ---------
Outstanding, December 31, 1995............................                      933,932
  Granted.................................................  $9.33-17.875      1,535,162
  Exercised...............................................  $6.75-8.938          30,000
  Forfeited...............................................  $9.25-13.167         50,000
                                                                              ---------
Outstanding, December 31, 1996............................                    2,389,094
  Granted.................................................  $13.969-23.875    3,118,004
  Exercised...............................................  $5.50-13.969        134,000
  Forfeited...............................................  $9.25-17.50          42,000
                                                                              ---------
Outstanding, December 31, 1997............................                    5,331,098
                                                                              =========

     Included in the 1,535,162 and 3,118,004 options granted in 1996 and 1997, respectively, are options to purchase 639,094 shares that were issued subject to the approval of the Company's shareholders of an increase in the number of shares available for grant under the 1996 Plan, which was obtained in 1997, and options to purchase 2,247,098 shares that have been issued subject to the approval by the Company's shareholders of an increase in the shares available for grant under the 1996 Plan.

  Directors Stock Option Plan

     During 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors that provides for the automatic issuance of options to purchase the Company's common stock to non-employee directors. The Plan reserves 228,000 shares of common stock for automatic grant. Directors elected prior to December 1, 1994 received options to purchase 36,000 shares and directors elected after December 1, 1994 received options to purchase 24,000 shares. Upon the initial election of a future non-employee director, an option to acquire 12,000 shares of common stock will be issued to the director. Under the terms of the Plan, the options' exercise price may not be less than the fair market value of a share of common stock on date of grant. No options were granted in 1995. In 1996, 168,000 options were granted at an exercise price of $12.125 which were outstanding at December 31, 1996. In 1997, 12,000 options were granted at an exercise price of $13.968. No shares were exercised prior to 1997, and 11,600 shares were exercised during 1997. No shares have been forfeited to date.

8.  NET INCREASE IN SHAREHOLDERS' EQUITY PER SHARE

     The Company computes the net increase in shareholders equity from operations per common share-basic by dividing the net increase in shareholders' equity from operations by the weighted average number of common shares outstanding during the year which was 15,879,442, 22,529,246, and 30,220,742 for the years ended December 31, 1995, 1996 and 1997, respectively. For the calculation of the net increase in shareholders' equity from operations per common share-diluted, the Company increases the weighted average number of shares for the potential dilutive effect of outstanding stock options. The weighted average shares outstanding considering the effect of the stock options outstanding was 15,979,442, 23,109,950, and 31,658,154 for the years ended December 31, 1995, 1996, and 1997, respectively.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

9.  DIVIDENDS AND DISTRIBUTIONS

     During 1995, the Company paid dividends of $5,175,079, of which $3,974,079 and $1,201,000 were derived from net operating income and realized capital gains, respectively. The Company also elected to designate $2,106,799 of the undistributed realized capital gains as a "deemed" distribution to shareholders of record as of the end of the year. Accordingly, $1,369,419, net of taxes of $737,380, of this designated distribution has been retained and reclassified from undistributed net realized earnings to common stock.

     During 1996, the Company paid dividends of $11,553,590, of which $10,976,390 and $577,200 were derived from net operating income and realized capital gains, respectively. The Company elected to designate $10,681,683 of the undistributed realized capital gains as a deemed distribution to shareholders of record as of the end of the year. Accordingly, $6,943,094, net of taxes of $3,738,589, of this designated distribution has been retained and reclassified from undistributed net realized earnings to common stock.

     During 1997, the Company paid dividends of $24,439,744, of which $16,977,374 and $7,462,370 were derived from net operating income and realized capital gains, respectively. In December 1997, the Company declared a dividend derived from capital gains totaling $5,405,267 payable in January 1998.

     On January 20, 1998, the Company's directors declared a dividend of $7,929,151 payable on March 20, 1998 to shareholders of record as of February 27, 1998.

10.  STOCK SPLIT

     On January 5, 1998 the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share was issued for each share of common stock held by shareholders of record as of the close of business on January 16, 1998. The new shares were distributed on January 30, 1998. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

11.  COMMITMENTS AND CONTINGENCIES

     The Company and Harris Williams lease offices under operating leases and incurred rent expense of $353,056 during 1997. Annual commitments for each of the next five years are as follows: 1998 -- $472,974; 1999 -- $477,356;
2000 -- $383,765; 2001 -- $383,765; and 2002 -- $282,604.

     The Company has employment contracts with certain employees of Harris Williams that provide for annual salary, bonuses based on performance and severance pay if terminated without cause. The agreements have a four year term, expiring in August 2000. The Company's remaining commitment for salaries, excluding bonuses, under these agreements is $580,000.

     As of December 31, 1997, the Company had outstanding loan commitments totaling $11,150,000. These commitments were made in the ordinary course of the Company's business and are generally on the same terms as loans to existing borrowers.

     The Company has made a commitment under a joint venture agreement to fund up to $100.0 million (in Canadian dollars) in loans to Canadian companies.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

12.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheets for Harris Williams as of December 31, 1996 and 1997 and statements of income for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              --------   ----------
ASSETS
  Cash and cash equivalents.................................  $732,408   $  282,913
  Accounts receivable.......................................   111,352      674,256
  Other assets, net.........................................   126,752    1,645,857
                                                              --------   ----------
          Total assets......................................  $970,512   $2,603,026
                                                              ========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities...............................................  $ 59,025   $1,678,067
  Shareholders' equity......................................   911,487      924,959
                                                              --------   ----------
          Total liabilities and shareholders' equity........  $970,512   $2,603,026
                                                              ========   ==========

                              STATEMENTS OF INCOME

                                                             YEAR ENDED DECEMBER
                                                     ------------------------------------
                                                        1995         1996         1997
                                                     ----------   ----------   ----------
REVENUES:
  Fee income.......................................  $2,257,496   $6,331,818   $9,330,114
  Expense reimbursements and other.................     398,889      415,199      606,341
                                                     ----------   ----------   ----------
          Total revenues...........................   2,656,385    6,747,017    9,936,455
                                                     ----------   ----------   ----------
EXPENSES:
  Salaries and benefits............................   1,314,723    2,603,739    4,904,607
  Operating expenses...............................     530,052      879,227    1,333,067
                                                     ----------   ----------   ----------
          Total expenses...........................   1,844,775    3,482,966    6,237,674
                                                     ----------   ----------   ----------
  Pre-tax operating income.........................     811,610    3,264,051    3,698,781
  Provision for income taxes.......................          --      207,110      824,703
                                                     ----------   ----------   ----------
          Net income...............................  $  811,610   $3,056,941   $2,874,078
                                                     ==========   ==========   ==========

     Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and success fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

     Prior to the acquisition by the Company, Harris Williams operated as a Subchapter S corporation from inception to August 1994 and as a limited partnership subsequent to August 1994. Accordingly, no provision for income tax was recorded for the years ended December 31, 1994 and 1995. Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation. Accordingly for the two years ended December 31, 1996 and 1997, Harris Williams has provided federal income taxes of $207,110 and $824,703, respectively, which is included in provision for income taxes in the accompanying consolidated statements of operations.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     Distributions of Harris Williams' earnings prior to the acquisition by the Company were $806,000 and $2,985,369 in 1995 and 1996, respectively. During 1997, Harris Williams paid to the Company dividends of $2,806,606.

     Harris Williams reimburses the Company for certain expenses which totaled $145,932 and $520,791 for the years ending December 31, 1996 and 1997. Expense reimbursements are reflected as a reduction in operating expenses in the Company's consolidated statements of operations. Harris Williams has a receivable from the Company as of December 31, 1997 totaling $877,929, which is included in accounts payable in the Company's consolidated balance sheet.

     During 1997, Harris Williams established a profit sharing and 401(k) plan available to substantially all employees. The plan provides for discretionary matching and profit sharing contributions. Contribution expense for 1997 totaled $259,000.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                           1995
                                              ---------------------------------------------------------------
                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
Total operating income......................     $3,159           $3,552          $4,489           $5,186
Pretax operating income.....................      1,457            1,908           2,632            2,917
Net increase in partners' capital and
  shareholders' equity resulting from
  operations................................      3,058            2,500           4,651            4,028
Per share:
  Pre-tax operating income..................     $ 0.10           $ 0.11          $ 0.14           $ 0.14
  Net increase in partners' capital and
     shareholders' equity resulting from
     operations.............................        .20              .15             .25              .20
  Dividends(1)..............................        .07              .13             .12              .13
Market price of common stock:(2)
  High......................................     $    5 13/16     $    6 7/8      $    9 3/8       $   10
  Low.......................................          5 3/8            5 9/16          6 5/8            8 3/8

                                                                           1996
                                              ---------------------------------------------------------------
                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
Total operating income......................     $6,578           $6,927          $8,365           $9,074
Pretax operating income.....................      3,384            3,615           4,856            5,268
Net increase in shareholders' equity
  resulting from operations.................      9,246            6,001           3,844            5,805
Per share:
  Pre-tax operating income..................     $ 0.16           $ 0.17          $ 0.19           $ 0.21
  Net increase in shareholders' equity
     resulting from operations..............        .44              .29             .15              .23
  Dividends(1)..............................        .12              .13             .16              .18
Market price of common stock:
  High......................................     $   11 7/8       $   14 3/4      $   15 1/8       $   19 3/16
  Low.......................................          9 5/16          11 5/8          11 1/2           15 1/8

                                                                           1997
                                              ---------------------------------------------------------------
                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
Total operating income......................     $9,740          $10,898          $12,938         $14,771
Pretax operating income.....................      6,226            7,976            9,052           9,780
Net increase in shareholders' equity
  resulting from operations.................      3,886            9,917           16,660          10,843
Per share:
  Pre-tax operating income..................     $  .22          $   .25          $   .28         $   .30
  Net increase in shareholders' equity
     resulting from operations..............        .14              .31              .50             .34
  Dividends(1)..............................        .20              .21              .24             .43(3)
Market price of common stock:
  High......................................     $   21 5/8      $    20          $    26 1/16    $    27 7/8
  Low.......................................         17 3/8           13 31/32         17              21 1/4

---------------

(1) Represents dividends on income earned during the quarter that are declared and paid in the subsequent quarter.
(2) No public market for the stock existed prior to February 6, 1995.
(3) Includes $.18 per share annual capital gain dividend declared in December 1997 and paid in January 1998.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1996

                                                                            COUPON
                                                                           INTEREST
LOANS                                            MATURITY       COST         RATE       FAIR VALUE
-----                                            --------   ------------   --------    ------------
AB Plastics Holding Corporation................   9/27/01   $  4,000,000    13.50%     $  4,000,000
Affinity Fund, Inc. ...........................   6/29/98      1,485,000    12.50         1,497,932
Affinity Fund, Inc. ...........................   3/10/00      1,000,000    14.00         1,000,000
Affinity Fund, Inc. ...........................  12/28/98        495,000    12.50           496,079
American Corporate Literature, Inc.............   9/29/01      1,683,000    14.00         1,684,132
ARAC Holding Co., Inc. ........................   9/27/01      3,000,000    13.50         3,000,000
American Network Exchange......................  11/30/98        990,000    13.00           996,346
American Network Exchange......................   1/18/99        990,000    13.00           996,012
Amscot Holdings, Inc. .........................   5/26/00        800,000    14.00           800,000
Amscot Holdings, Inc. .........................   9/20/00        200,000    14.00           200,000
Amscot Holdings, Inc. .........................   6/28/01        500,000    14.00           500,000
Amscot Holdings, Inc. .........................  12/27/01        250,000    14.00           250,000
Argenbright Holdings Limited...................    7/7/01      2,750,000    13.50         3,500,000
Ashe Industries, Inc. .........................  12/28/97        990,000    12.50           132,058
Ashe Industries, Inc. .........................   3/25/99        445,500    12.50           122,300
Ashe Industries, Inc. .........................   5/18/99        544,500    12.50           121,524
Ashe Industries, Inc. .........................   6/12/96        750,000    14.00           100,000
Ashe Industries, Inc. .........................   6/12/96        285,546    14.00                 0
Associated Response Services, Inc. ............   6/20/99      1,386,000    12.50         1,393,223
Associated Response Services, Inc. ............   2/15/00        335,000    12.50           335,000
Associated Response Services, Inc. ............    1/6/00        300,000    12.50           300,000
Associated Response Services, Inc. ............   11/8/01        500,000    12.50           500,000
Assured Power, Inc. ...........................   10/1/00        700,000    13.50           700,000
Avionics Systems, Inc. ........................   7/19/01      3,000,000    13.50         3,000,000
B & N Company, Inc. ...........................    8/8/00      2,970,000    12.50         2,978,500
B & N Company, Inc. ...........................   3/28/01        990,000    13.00           991,670
BankCard Services Corporation..................   1/21/98        297,000    13.00           299,400
BiTec Southeast, Inc. .........................    7/1/99      2,600,321    12.70         2,614,171
BiTec Southeast, Inc. .........................    8/9/01        950,000    14.00           950,000
C.J. Spirits, Inc. ............................    6/1/97        750,171    13.50           455,796
Caldwell/VSR Inc. .............................   2/28/01      1,500,000     8.00         1,500,000
Caldwell/VSR Inc. .............................   9/27/01        116,000    14.00           116,000
Cardiac Control Systems, Inc. .................   3/31/00      1,500,000    13.50         1,500,000
Cartech Holdings, Inc. ........................   4/29/01      1,500,000    13.00         1,500,000
Carter Kaplan Holdings, LLC....................   6/22/00        594,000    14.00            94,800
Cedaron Medical, Inc. .........................   6/28/01      1,500,000    13.50         1,500,000
Cell Call, Inc. ...............................   11/4/97        990,000    12.75           998,349
CF Data Corp...................................   3/16/00      1,732,500    13.75         1,738,924
Champion Glove Manufacturing Co., Inc. ........   7/27/00      1,250,000    13.50         1,250,000
Colonial Investments, Inc. ....................  10/16/00        800,000    13.75           800,000
Colonial Investments, Inc. ....................    5/8/01        300,000    13.75           300,000
Consumat Systems, Inc. ........................   11/1/00        500,000    14.00           500,000
Consumat Systems, Inc. ........................    1/1/01        500,000    14.00           500,000
Consumat Systems, Inc. ........................   3/11/01        500,000    14.00           500,000
Continental Diamond Cutting Co.................  10/28/99      1,500,000    13.00         1,500,000
Continental Diamond Cutting Co.................  11/16/99        200,000    13.00           200,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COUPON
                                                                           INTEREST
LOANS                                            MATURITY       COST         RATE       FAIR VALUE
-----                                            --------   ------------   --------    ------------
Corporate Flight Mgmt, Inc.....................   12/4/97   $    346,500    12.50%     $    349,341
Corporate Link, Inc............................  12/13/01        600,000    14.00           600,000
Corporate Link, Inc............................   3/13/97        300,000    14.00           300,000
CreditCorp and affiliates......................   11/7/01        539,000    14.00           546,683
Dalcon International, Inc......................   1/31/02        150,000    13.00           150,000
Dalcon International, Inc......................   1/31/00        200,000    13.00           200,000
Dalts, Inc.....................................   4/28/01      2,000,000    13.50         2,000,000
DentalCare Partners, Inc.......................   1/11/01      1,951,150    12.50         1,956,160
Eastern Food Group LLC.........................   8/30/00        500,000     8.00            25,000
Eastern Food Group LLC.........................  12/20/00        200,000     8.00            25,000
Eastern Food Group LLC.........................   1/21/01        200,000     8.00            25,000
Eastern Food Group LLC.........................   2/14/01        265,000     8.00            25,000
Eastern Food Group LLC.........................   4/30/01        200,000     8.00           100,000
Eastern Food Group LLC.........................   9/10/01        180,000     8.00            80,000
Electronic Merchant Services...................   2/27/00      1,237,500    13.50         1,040,204
Electronic Merchant Services...................   2/29/96        168,572    14.00           168,572
Encore Orthopedics, Inc........................   7/31/00      2,620,985    13.50         2,734,691
Encore Orthopedics, Inc........................   2/28/01      1,667,680    13.00         1,728,609
Entek Scientific, Inc..........................   6/28/01      2,500,000    13.00         2,500,000
Express Shipping Centers, Inc..................   9/22/00      1,697,598    13.25         1,844,910
FoodNet Holdings, LLC..........................   7/22/01      1,000,000    13.50         1,000,000
Fortrend Engineering Corp......................   8/30/01      1,500,000    12.99         1,500,000
FX Direct, Inc.................................   1/23/01      2,324,000    13.50         2,359,199
Fypro, Inc.....................................  12/17/01      3,117,480    12.50         3,117,480
Fypro, Inc.....................................  12/17/01        592,000     4.00           152,000
Gardner Wallcovering, Inc......................   3/28/01      1,485,000    13.50         1,487,500
General Materials Management, Inc..............   7/29/01      2,500,000    13.50         2,500,000
Generation 2 Worldwide LLC.....................  10/31/00      2,000,000    14.00         2,000,000
Global Finance and Leasing, Inc................    1/3/00      1,500,000    13.00         1,500,000
Global Marine Electronics, Inc.................    5/1/01      1,350,000    13.00         1,350,000
Gold Medal Products, Inc.......................  11/19/00      1,250,000    13.50         1,250,000
Gold Medal Products, Inc.......................   2/15/01         25,000    13.50            25,000
Gold Medal Products, Inc.......................   6/27/01        100,000    13.50           100,000
Gold Medal Products, Inc.......................   7/31/01        100,000    13.50           100,000
Golf Corporation of America, Inc...............   9/16/99        300,000    11.00           150,000
Golf Corporation of America, Inc...............  12/28/00        200,000    14.00           150,000
Golf Corporation of America, Inc...............  12/29/00        455,589    10.00           180,589
Golf Corporation of America, Inc...............   7/13/96        100,000    14.00           100,000
Golf Corporation of America, Inc...............   10/5/96         50,000    14.00            50,000
Golf Corporation of America, Inc...............   12/1/96         52,000    14.00            52,000
Golf Corporation of America, Inc...............  12/31/96         39,000    14.00            39,000
Golf Video, Inc................................   3/27/01        500,000    14.00            50,000
Good Food Fast Companies, The..................  12/13/01      1,300,000    13.50         1,300,000
Gulfstream International Airlines Inc..........   7/29/99      1,490,000    13.00         1,496,513
Gulfstream International Airlines Inc..........   9/25/00      1,000,000    13.50         1,000,000
Home Link Services, Inc........................  12/30/01         79,750    14.00            79,750

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COUPON
                                                                           INTEREST
LOANS                                            MATURITY       COST         RATE       FAIR VALUE
-----                                            --------   ------------   --------    ------------
Horizon Medical Products, Inc..................   9/22/00   $  1,500,000    13.75%     $  1,500,000
HPC America, Inc...............................   8/15/01      2,970,000    13.50         2,972,500
Hunt Incorporated..............................   3/31/00      3,250,000    14.00         3,250,000
H & H Acq. Corp................................   8/30/01      1,500,000    14.00         1,500,000
HTR, Inc.......................................  10/30/01      3,000,000    13.50         3,000,000
I.Schneid Acquisition, LLC.....................    4/1/01      2,000,000    14.00         2,000,000
ILD Communications.............................   5/10/01      1,500,000    13.50         1,500,000
In-Store Services, Inc.........................   4/19/00      1,188,000    14.00         1,192,200
Innotech, Inc..................................   3/22/99      1,980,000    13.00         1,991,322
IV Infusion Corporation........................  12/19/01      1,000,000    14.00         1,000,000
Johnston County Cable, L.P.....................   8/31/00      1,990,000    14.00         1,992,672
Kentucky Kingdom, Inc..........................    4/4/99        250,000     8.25           250,000
Kentucky Kingdom, Inc..........................    1/5/98      1,980,000    12.50         1,995,985
Kentucky Kingdom, Inc..........................   9/26/99      1,200,000    10.50         1,200,000
Kentucky Kingdom, Inc..........................    3/1/00        835,000    14.00           835,000
Kentucky Kingdom, Inc..........................   11/6/00      1,500,000    12.50         1,500,000
Kentucky Kingdom, Inc..........................   3/30/98      2,000,000    14.00         2,000,000
Kryptonics, Inc................................  12/14/00      2,500,000    12.90         2,500,000
KWC Management Co., LLC........................   4/25/01        500,000    14.00            50,000
Lane Acquisition Corporation...................  11/21/01      4,000,000    13.75         4,000,000
Leisure Clubs International, Inc...............    4/1/01      1,485,000    14.00         1,487,250
Lovett's Buffet, Inc...........................    4/1/00      2,250,000    13.00         2,250,000
Mayo Hawaiian Corp.............................   6/27/01      2,200,000    14.00         2,200,000
MBA Marketing Corporation......................    2/4/99      1,782,000    12.50         1,792,500
McAuley's Incorporated.........................   7/31/01      3,000,000    13.00         3,000,000
Medical Associates of America, Inc.............   11/1/97        385,000    12.50           392,000
Metals Recycling Technologies, Inc.............  10/31/01      2,000,000    14.00         2,000,000
Money Transfer Systems, Inc....................   7/24/00        247,500    14.00           248,256
Money Transfer Systems, Inc....................  12/20/00        148,500    14.00           148,825
Money Transfer Systems, Inc....................    3/1/01        148,500    14.00           148,750
Money Transfer Systems, Inc....................    5/2/01        148,500    14.00           148,650
Money Transfer Systems, Inc....................    7/8/01        148,500    14.00           148,650
Money Transfer Systems, Inc....................   10/1/01        148,500    14.00           148,575
Monogram Products, Inc.........................   6/18/01        916,000    13.50           925,800
Moore Diversified Products, Inc................   6/16/00        800,000    13.50           800,000
Multicom Publishing, Inc.......................   3/29/01      2,200,000    13.00         2,333,330
Multimedia Learning, Inc.......................    5/8/00      1,500,000    14.00         1,500,000
Multimedia Learning, Inc.......................   4/18/01        500,000    13.50           500,000
Multimedia Learning, Inc.......................   9/12/01        750,000    13.50           750,000
Multi-Media Data Systems, Inc..................  11/20/01      2,000,000    14.00         2,000,000
NASC, Inc......................................   6/26/01      1,500,000    13.50         1,500,000
NASC, Inc......................................  12/13/98        500,000    13.50           500,000
Nationwide Engine Supply, Inc..................   1/12/99      2,475,000    12.00         2,490,012
Nationwide Engine Supply, Inc..................   9/26/01      1,000,000    13.50         1,000,000
Novavision, Inc................................  12/18/01        520,000    13.00           520,000
NRI Service and Supply L.P.....................   2/13/00      2,225,000    14.00         2,234,591

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COUPON
                                                                           INTEREST
LOANS                                            MATURITY       COST         RATE       FAIR VALUE
-----                                            --------   ------------   --------    ------------
Orchid Manufacturing Group, Inc................   9/14/00   $  2,960,000    13.00%     $  2,968,671
Orchid Manufacturing Group, Inc................  12/28/00      1,000,000    13.50         1,000,000
Palco Telecom Service, Inc.....................  11/22/99      1,300,000    12.00         1,300,000
Paradigm Valve Services, Inc...................  11/12/01      1,600,000    13.50         1,600,000
Patton Management Corporation..................   5/26/00      1,900,000    13.50         1,900,000
PaySys International, Inc......................    6/1/97        990,000    13.00           999,292
PFIC Corporation...............................   2/28/01      1,000,000    13.00         1,000,000
Pipeliner Systems, Inc.........................   9/30/98        980,000    10.00           993,320
Plymouth, Inc..................................   9/28/00      1,000,000    13.00         1,000,000
PRA International, Inc.........................   8/10/00      1,980,000    13.50         1,985,661
Precision Fixtures & Graphics, Inc.............   4/11/01      1,095,000    14.00         1,095,000
Precision Fixtures & Graphics, Inc.............   4/11/01        300,000    14.00           300,000
Precision Fixtures & Graphics, Inc.............    5/8/01        100,000    14.00           100,000
Precision Fixtures & Graphics, Inc.............   5/28/01         75,000    14.00            75,000
Precision Fixtures & Graphics, Inc.............   7/12/01         75,000    14.00            75,000
Precision Fixtures & Graphics, Inc.............   7/22/01        100,000    14.00           100,000
Precision Fixtures & Graphics, Inc.............   8/27/01        750,000    14.00           750,000
Precision Fixtures & Graphics, Inc.............    demand        100,000    14.00           100,000
Precision Panel Products, Inc..................   1/11/00      1,485,000    12.75         1,491,000
Pritchard Paint & Glass Co.....................   2/14/01        567,431    14.00           567,431
Quest Group International, Inc.................  11/15/00      1,125,000    13.25         1,154,162
Quest Group International, Inc.................    9/3/01      1,350,000    13.25         1,360,000
Radiant Systems, Inc...........................   6/27/01      2,760,000    14.00         2,788,000
Radiant Systems, Inc...........................   9/24/01      1,500,000    14.00         1,500,000
Rocky Mountain Radio Company LLC...............  11/10/01      2,500,000    13.50         2,500,000
Rynel Ltd., Inc................................   10/1/01      1,250,000    14.00         1,250,000
Scandia Technologies, Inc......................    4/9/01      1,825,000    14.00         1,825,000
Sheet Metal Specialties, Inc...................   6/20/01        250,000    14.00           250,000
Sheet Metal Specialties, Inc...................   12/4/01        211,750    12.00           211,750
SkillSearch Corporation........................    2/5/98        496,000    13.00           499,349
SkillSearch Corporation........................   3/10/97        150,000    14.00           150,000
Southern Specialty Brands, Inc.................   6/30/01      1,732,500    14.00         1,736,004
Sqwincher Corporation..........................   1/31/00        500,000    13.50           500,000
Studley Products Corp..........................  11/18/99        107,000    12.00           107,000
Studley Products Corp..........................   12/1/99        440,800     8.00           440,800
Summit Publishing Group, Ltd...................   3/17/99      1,485,000    12.00         1,493,500
Summit Publishing Group, Ltd...................   7/26/01        625,000    14.00           625,000
Suncoast Medical Group, Inc....................   9/14/99        485,000    13.50           441,998
Suncoast Medical Group, Inc....................    6/7/00        495,000    14.00           445,913
Suncoast Medical Group, Inc....................   2/23/01        522,000    14.00           472,747
TCOM Systems, Inc..............................    2/5/98        462,610     0.00           462,608
Tower Environmental, Inc.......................  11/30/98      2,440,000    10.00         1,601,990
Tower Environmental, Inc.......................   5/30/95        150,000    12.50           150,000
Trade Am International, Inc....................   9/30/00      4,000,000    12.75         4,000,000
TRC Acquisition Corporation....................  10/21/01      1,000,000    13.50         1,000,000
UltraFab, Inc..................................   6/27/01      1,500,000    14.00         1,500,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                            COUPON
                                                                           INTEREST
LOANS                                            MATURITY       COST         RATE       FAIR VALUE
-----                                            --------   ------------   --------    ------------
Unique Electronics, Inc........................  11/30/99   $    600,000    10.67%     $    600,000
Urethane Technologies, Inc.....................   3/16/01      1,636,520    13.50         1,697,100
Valdawn, LLC...................................   4/13/00      2,399,974    13.50         2,400,000
Viking Moorings Acquisition, LLC...............  12/15/00      1,655,500    13.00         1,730,146
Virtual Resources Inc. ........................   8/16/01      3,000,000    14.00         3,000,000
Vista Information Solutions, Inc. .............   4/30/01      2,032,157    13.50         2,086,736
WJ Holdings, Inc. .............................  11/19/01      4,000,000    13.50         4,000,000
WWR Technology, Inc. ..........................   11/1/97        319,700    13.50           324,184
Zahren Alternative Power Corp. ................   1/30/00        495,000    13.00           496,075
Zahren Alternative Power Corp. ................  11/27/99      1,980,000    13.00         1,989,663
                                                            ------------               ------------
          Total Loans..........................             $227,313,284               $221,487,385
                                                            ============               ============

                                                                         COST OR
                                                        NUMBER OF      CONTRIBUTED
EQUITY INTERESTS                                          SHARES          VALUE      FAIR VALUE
----------------                                      --------------   -----------   -----------
PUBLICLY TRADED INVESTMENTS
National Vision Associates, Ltd. Common Stock.......         208,698   $ 1,771,149   $   802,180
Trans Global Services, Inc. Common
  Stock -- restricted...............................          28,088         5,300        37,685
Moovies, Inc. Common Stock -- restricted............         156,110         1,561       566,874
Premiere Technologies, Inc. Common Stock............         328,360             0     7,720,565
Cardiac Control Systems, Inc. Common
  Stock -- restricted...............................          50,000       250,000        52,500
Innotech, Inc. Common Stock.........................          65,530        20,000       474,273
American Network Exchange Common
  Stock -- restricted...............................         139,651        21,879       197,839
Educational Medical, Inc. Common
  Stock -- restricted...............................         108,198             0       817,346
FCOA Acquisition Corp. Common Stock -- restricted...          94,335             0       597,084
QuadraMed Corporation Common Stock -- restricted....          25,700             0       180,275
QuadraMed Corporation Common Stock -- escrowed......           2,856             0             0
EQUITY INVESTMENTS IN PRIVATE COMPANIES
Skillsearch Corporation Common Stock................           2,241       250,035       150,000
Potomac Group, Inc. Preferred Stock -- Series A.....         800,000     1,000,000     2,000,000
Potomac Group, Inc. Common Stock....................         479,115       289,779     1,299,038
Kentucky Kingdom, Inc. Common Stock.................          13,260       258,316     1,325,000
Golf Corporation of America, Inc. Common Stock......         100,000       100,000             0
International Risk Control, Inc. Preferred
  Stock -- Series A.................................         200,000        50,000        50,000
DentalCare Partners, Inc. Preferred Stock --
  Series E..........................................         490,978       800,000       800,000
Unique Electronics, Inc. Preferred Stock --
  Series A..........................................       1,000,000     1,000,000       880,000
Pipeliner Systems, Inc. Preferred Stock --
  Series D..........................................           5,000     1,000,000       900,000
Front Royal, Inc. Common Stock......................         110,000       275,000       275,000
NovaVision, Inc. Preferred Stock -- Series A........       3,720,141     3,720,141     3,720,141
Fycon Technologies, Inc. Preferred Stock --
  Series A..........................................          96,000        96,000             0
Virginia Gas Company Preferred Stock -- Series A....           2,000     2,000,000     2,000,000
Johnston County Cable, L.P. Class A Interest in
  L.P...............................................  11.11% of L.P.       100,000       100,000
Dalcon International, Inc. Series B Preferred
  Stock.............................................         850,000       850,000       750,000
Zahren Alternative Power Corporation Common Stock...             700       210,000       210,000
Zahren Alternative Power Corporation Preferred
  Stock.............................................             200       200,000       200,000

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                         COST OR
                                                        NUMBER OF      CONTRIBUTED
EQUITY INTERESTS                                          SHARES          VALUE      FAIR VALUE
----------------                                      --------------   -----------   -----------
Electronic Merchant Services Series B Preferred
  Stock.............................................             163   $         0   $         0
PRA International, Inc. Common Stock................          31,279       190,000       190,000
Caldwell/VSR Inc. Preferred Stock...................             890       890,000       760,000
Precision Fixtures & Graphics, Inc. Preferred
  Stock.............................................       1,500,000     1,500,000             0
Palco Telecom Service Common Stock..................         157,895         1,579       100,000
Studley Products Corp. Common Stock.................           2,204       220,400             0
Clearidge, Inc. Series A Preferred Stock............      14,800,000     3,700,000     3,700,000
Gulfstream International Airlines, Inc. Series A
  Preferred Stock...................................             216     3,000,000     3,000,000
Home Link, Inc. Preferred Stock.....................       1,000,000     1,000,000     1,000,000
Voice FX Corporation Common Stock...................          24,078       110,001       110,001
                                                                       -----------   -----------
          Total Equity Interests....................                   $24,881,140   $34,965,801
                                                                       ===========   ===========

                                                                          COST OR
                                             NUMBER OF     PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                SHARES       OWNERSHIP       VALUE        FAIR VALUE
--------------                             -------------   ----------   ------------   ------------
PUBLICLY TRADED COMPANIES
American Network Exchange................         13,988      0.00%     $          0   $          0
Cardiac Control Systems, Inc.............        100,000      4.35                 0        104,997
Consumat Systems, Inc....................        250,000     20.00                 0        229,688
Moovies, Inc.............................         20,000      0.20                 0              0
Multicom Publishing, Inc.................        163,791      2.80           800,000        138,540
Urethane Technologies, Inc...............        484,640      4.66           363,480         42,406
Vista Information Solutions, Inc.........      1,247,582      5.00           467,843        491,235
Virginia Gas Company.....................         54,163      1.52                 0        278,034
Virginia Gas Company.....................         54,163      1.52                54              0
PRIVATE COMPANIES
AB Plastics Holding Corporation..........        200,000     20.00                 0              0
Affinity Corporation.....................            550      9.67            20,000        385,000
Alternative Home Care....................        163,695     13.00                 0              0
Alvin Carter Holdings Corp. .............      2% of Co.      2.00                 0              0
American Corporate Literature............        222,197     19.72            17,000         17,000
American Rockwool Acquisition Corp. .....      1,100,000     11.00                 0              0
Amscot Holdings, Inc. ...................          1,534     26.47                 0              0
Argenbright Holdings LLC.................             18      3.50           750,000        375,000
Ashe Industries, Inc. ...................            254     19.35            20,000              0
Associated Response Services, Inc. ......            370     35.20            14,000      1,000,000
Assured Power, Inc. .....................            374     16.00                 0              0
Auto Rental Systems, Inc. ...............        144,869      7.00                 0              0
Avionics Systems, Inc. ..................     15% of Co.     15.00                 0              0
B & N Company, Inc. .....................             33      4.00            40,000              0
BankCard Services Corporation............        149,261     28.00             3,000              0
BiTec Southeast, Inc. ...................          1,480     15.00            21,000              0
Carter Kaplan Holdings, LLC..............     24% of LLC     24.00             6,100              0

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                          COST OR
                                             NUMBER OF     PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                SHARES       OWNERSHIP       VALUE        FAIR VALUE
--------------                             -------------   ----------   ------------   ------------
C.J. Spirits, Inc. ......................        180,000     10.00%     $      7,500   $          0
Caldwell/VSR Inc. .......................            159     15.93                 0              0
Cartech Holdings, Inc. ..................        210,527     20.00                 0              0
Cedaron Medical, Inc. ...................        173,981      4.25                 0              0
CellCall, Inc. ..........................            398      1.50            10,000        125,000
CF Data Corp. ...........................            257     20.50            17,500         17,500
Champion Glove Manufacturing Co., Inc....        538,614      6.88                 0              0
Clearidge, Inc. .........................        442,164      1.78                 0              0
CLS Corporation..........................        126,997      4.22                 0              0
Colonial Investments, Inc. ..............            264     24.00                 0              0
Continental Diamond Cutting Company......            112     12.22                 0              0
Corporate Flight Mgmt., Inc. ............         66,315      6.63             3,500        100,000
Corporate Link, Inc. ....................            190     16.00                 0              0
CreditCorp and affiliates................             52      5.00           461,000        461,000
Dalcon Technologies, Inc. ...............        250,000     20.00                 0              0
Dalts, Inc. .............................            125     25.00                 0              0
Delaware Publishing Group, Inc. .........          8,534     47.67            15,000        200,000
DentalCare Partners, Inc. ...............        666,022      4.98            10,000        290,000
Eastern Food Group LLC...................         17,647     15.00                 0              0
Electronic Merchant Services.............            430     12.50            12,500              0
Encore Orthopedics, Inc. ................        577,300      5.21           711,335      1,205,000
Entek Scientific Corporation.............        185,480      3.75                 0              0
Express Shipping Centers, Inc. ..........         73,752      5.09           552,402        552,402
Foodnet Holdings, LLC....................              8      8.00                 0              0
Fortrend Engineering Corp. ..............        437,552      3.25                 0              0
Front Royal, Inc. .......................        240,458      1.85                 0        480,000
Fycon Technologies, Inc. ................         58,677     15.00                 0              0
Fypro, Inc. .............................        255,882     15.00                 0              0
Gardner Wallcovering, Inc. ..............              2      2.00            15,000         15,000
General Materials Management Inc. .......        600,000     10.00                 0              0
Generation 2 Worldwide LLC...............     30% of LLC     30.00                 0              0
Global Finance & Leasing, Inc. ..........          5,000     25.00                 0              0
Global Marine............................          5,137     18.00                 0              0
Gold Medal Products, Inc. ...............        102,370     32.77                 0              0
Golf Corporation of America, Inc. .......        350,000     28.27                 0              0
Golf Video, Inc. ........................             98     49.50                 0              0
Good Food Fast Companies, The............        174,779     17.00                 0              0
Gulfstream International Airlines,
  Inc....................................            413     32.00            10,000        140,000
H & H Acquisition Corporation............          3,600     22.50                 0              0
Home Link Services, Inc. ................        166,667     20.00                 0              0
Horizon Medical Products, Inc. ..........          9,486      8.25                 0              0
Hoveround Corporation....................            850     10.00                 0      1,135,000
HPC America, Inc. .......................              5      2.75            30,000         30,000
Hunt Incorporated........................             44     10.00                 0        100,000
Hunt Leasing & Rental Corporation........            265     10.00                 0        100,000
HTR, Inc. ...............................        849,381      6.00                 0              0

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                          COST OR
                                             NUMBER OF     PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                SHARES       OWNERSHIP       VALUE        FAIR VALUE
--------------                             -------------   ----------   ------------   ------------
I. Schneid Holdings LLC..................     11% of LLC     11.00%     $          0   $          0
ILD Communications.......................          5,429      3.20                 0              0
In Store Services, Inc. .................            429     12.50            12,000         12,000
Johnston County Cable L.P................   27.5% of L.P     27.50            10,000         10,000
K.W.C. Management Corp. .................            794     24.40                 0              0
Kentucky Kingdom, Inc. ..................          6,132      2.00                 0        610,000
Kryptonics, Inc. ........................          1,255      6.40                 0        400,000
Lane Acquisition Corporation.............         11,667     10.00                 0              0
Leisure Clubs International, Inc. .......            144     10.00            15,000         15,000
Lovett's Buffet, Inc. ...................        204,219      3.02                 0        400,000
Mayo Hawaiian Corp. .....................             81      7.50                 0              0
MBA Marketing Corporation................         11,100      4.29            18,000         18,000
McAuley's Incorporated...................             64      6.00                 0              0
Metals Recycling Technologies Corp.......        257,801      5.00                 0              0
Money Transfer Systems, Inc. ............             94      8.50            10,000         10,000
Monogram Products, Inc. .................          1,276      6.00            84,000         84,000
Moore Diversified Products, Inc. ........             12     11.00                 0              0
Multimedia Learning, Inc. ...............        131,697      8.10                 0        800,000
Multi-Media Data Systems, Inc. ..........        259,072     20.00                 0              0
NASC, Inc. ..............................          2,652     23.00                 0              0
Nationwide Engine Supply, Inc. ..........      1,265,664     20.20            25,000         25,000
Novavision, Inc. ........................        222,222     10.00                 0              0
NRI Service and Supply, L.P..............    27.5% of LP     27.50            25,000         25,000
Orchid Manufacturing, Inc. ..............      1,219,047      2.61            40,000        600,000
P.A. Plymouth, Inc. .....................         92,647     15.00                 0              0
Paradigm Valve Services, Inc. ...........         30,000     12.00                 0              0
Patton Management Corporation............            426     10.00                 0        185,000
PaySys International, Inc. ..............         30,000      2.68            10,000         10,000
PFIC Corporation.........................          5,917      6.00                 0              0
PRA International, Inc. .................        117,298      3.63            20,000        685,000
Pipeliner Systems, Inc. .................      2,080,000     20.55            20,000              0
Precision Fixtures & Graphics, Inc.......          2,602     51.00                 0              0
Precision Panel Products, Inc............            122      8.25            15,000         15,000
Pritchard Glass, Inc.....................         12,500     25.00                 0              0
Quest Group International, Inc...........         88,840     17.52           275,000        275,000
Radiant Systems, Inc.....................        174,642      1.52           240,000        950,000
Radio Systems Corporation................        162,167      8.13                 0      1,000,000
Rynel Ltd., Inc..........................        390,517     15.00                 0              0
Scandia Technologies, Inc................            282     22.00                 0              0
Sheet Metal Specialties, Inc.............            538     35.00                 0              0
SkillSearch Corporation..................          2,381      7.59           254,000        150,000
Southern Specialty Brands, Inc...........         10,000     10.00            17,500         17,500
Sqwincher Corporation....................            111     10.00                 0        140,000
Suncoast Medical Group, Inc..............        580,159     23.00            25,000              0
Suprex Corporation.......................      1,058,179      3.45                 0              0

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                            AS OF DECEMBER 31, 1996

                                                                          COST OR
                                             NUMBER OF     PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                SHARES       OWNERSHIP       VALUE        FAIR VALUE
--------------                             -------------   ----------   ------------   ------------
Tower Environmental, Inc.................             82     10.07%     $     20,000   $          0
Trade Am International, Inc..............        335,106      6.00                 0              0
TRC Acquisition Corporation..............        375,000     12.50                 0              0
UltraFab, Inc............................        120,000     12.00                 0              0
Unique Electronics, Inc..................     20% of Co.     20.00                 0              0
VanGard Communications Co., LLC..........     12% of LLC     12.00                 0              0
VDI Acquisition Company, LLC.............     21% of LLC     21.00                26             26
Viking Moorings Acquisition, LLC.........    6.5% of LLC      6.50           344,500        344,500
Virtual Resources, Inc...................              8      7.50                 0        250,000
Voice FX Corporation.....................        233,112      7.10           176,000        450,000
WJ Holdings, Inc. .......................        250,000     25.00                 0              0
Zahren Alternative Power Corporation.....          1,247      6.54            25,000        400,000
                                                                        ------------   ------------
          Total Warrants.................                               $  6,059,240   $ 15,893,828
                                                                        ============   ============
OTHER INVESTMENTS (See Note 3)
Gates Communication, L.P. -- Anticipated
  royalty payments upon sale of assets...             --        --      $  1,389,628   $  1,289,628
Hancock Company -- Royalty stream from
  sale of Gitman brand name..............             --        --         1,900,000        600,000
HSA International, Inc. -- Anticipated
  proceeds from litigation...............             --        --         1,150,000      1,000,000
Capitalized workout expenses.............             --        --           250,671        100,654
                                                                        ------------   ------------
          Total other investments........                               $  4,690,299   $  2,990,282
                                                                        ------------   ------------
          Total Investments..............                               $262,943,963   $275,337,296
                                                                        ============   ============

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Action Sports Group, LLC.........................   8/19/02   $  1,750,000    13.00%    $  1,750,000
Aero Products Corporation........................    6/9/02      2,500,000    13.00        2,500,000
Aero Products Corporation........................  12/19/99      1,250,000    14.00        1,250,000
Affinity Fund, Inc. .............................   6/29/98      1,485,000    12.50        1,500,000
Affinity Fund, Inc. .............................   3/10/00      1,000,000    14.00        1,000,000
Affinity Fund, Inc. .............................  12/28/98        495,000    12.50          497,075
Alignis, Inc. ...................................   2/28/02      2,500,000    13.00        2,500,000
American Consolidated Laboratories, Inc..........   4/25/02      1,458,450    13.50        1,223,990
American Consolidated Laboratories, Inc..........  12/18/01        520,000    13.00          520,000
American Consolidated Laboratories, Inc..........   4/25/02        529,238    13.50          534,126
American Corporate Literature, Inc. .............   9/29/01      1,683,000    14.00        1,687,528
American Corporate Literature, Inc. .............    1/1/98        500,000    14.00          500,000
American Network Exchange, Inc...................  11/30/98        990,000    13.00          998,350
American Network Exchange, Inc...................   1/18/99        990,000    13.00          998,016
Amscot Holdings, Inc. ...........................   5/26/00        800,000    14.00          800,000
Amscot Holdings, Inc. ...........................   9/20/00        200,000    14.00          200,000
Amscot Holdings, Inc. ...........................   6/28/01        500,000    14.00          500,000
Amscot Holdings, Inc. ...........................  12/27/01        250,000    14.00          250,000
Amscot Holdings, Inc. ...........................   7/30/02      1,000,000    14.00        1,000,000
Anton Airfoods, Inc. ............................   5/21/02      5,000,000    13.50        5,000,000
ARAC Holding Co., Inc. ..........................   9/27/01      3,000,000    13.50        3,000,000
Ashe Industries, Inc. ...........................   5/18/99        535,546    12.50          185,546
Associated Response Services, Inc. ..............   6/20/99      1,386,000    12.50        1,396,019
Associated Response Services, Inc. ..............   2/15/00        335,000    12.50          335,000
Associated Response Services, Inc. ..............    1/6/00        300,000    12.50          300,000
Associated Response Services, Inc. ..............   11/8/01        500,000    12.50          500,000
Associated Response Services, Inc. ..............   3/27/02      3,000,000    12.50        3,000,000
Assured Power, Inc. .............................   10/1/00        200,000    13.50           50,000
Atlantic Security Systems, Inc. and affiliates...   1/29/02      2,250,000    13.25        2,250,000
Auburn International, Inc. ......................  12/31/02      2,850,000    13.50        2,852,500
Austin Innovations, Inc. ........................    7/1/02      1,950,000    13.75        1,953,448
Avionics Systems, Inc. ..........................   7/19/01      3,000,000    13.50        3,000,000
B & N Company, Inc. .............................    8/8/00      2,970,000    12.50        2,583,500
B & N Company, Inc. .............................   3/28/01        990,000    13.00          993,507
BankCard Services Corporation....................   1/21/98        273,731    13.00          126,631
BiTec Southeast, Inc. ...........................    7/1/99      2,600,321    12.70        2,192,671
BiTec Southeast, Inc. ...........................    8/9/01        950,000    14.00          950,000
BiTec Southeast, Inc. ...........................   4/30/97        350,000    14.00          350,000
BiTec Southeast, Inc. ...........................    demand        228,000    14.00          228,000
Bohdan Automation, Inc. .........................    7/1/02      1,500,000    13.50        1,500,000
Bravo Corporation, Inc. .........................   3/31/03      3,250,000    12.00        3,250,000
BroadNet, Inc. ..................................    6/9/02      2,500,000    14.00        2,500,000
BUCA, Inc........................................  10/31/02      1,565,003    13.50        1,572,253
Bug.Z., Inc. ....................................   9/23/02      2,500,000    15.00        2,500,000
C.J. Spirits, Inc. ..............................    6/1/97        750,171    13.50          105,796
Caldwell/VSR Inc. ...............................   2/28/01      1,500,000    12.00        1,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Caldwell/VSR Inc. ...............................   9/27/01   $     22,262    14.00%    $     22,262
Cardiac Control Systems, Inc. ...................   3/31/00      1,500,000    13.50        1,500,000
Cartech Holdings, Inc. ..........................   4/29/01      1,500,000    13.00        1,500,000
Carter Kaplan Holdings, LLC......................   6/22/00        594,000    14.00           44,800
Catalina Food Ingredients, Inc. .................   3/30/02      3,500,000    13.00        3,500,000
Cedaron Medical, Inc. ...........................   6/28/01      1,500,000    13.50        1,500,000
Cell Call, Inc. .................................    3/1/98        990,000    12.75        1,000,000
CF Data Corp. ...................................   3/16/00      1,732,500    13.75        1,742,428
Champion Glove Manufacturing Co., Inc. ..........   7/27/00      1,250,000    13.50           50,000
Check Into Cash, Inc. ...........................   11/7/01      3,039,000    14.00        3,138,879
CMHC Systems, Inc. ..............................    7/1/02      1,400,000    13.50        1,400,000
CMP Enterprises, LLC.............................  12/10/02      3,500,000    13.00        3,500,000
Colonial Investments, Inc. ......................  10/16/00        800,000    13.75          800,000
Colonial Investments, Inc. ......................    4/1/98        300,000    13.75          300,000
Colonial Investments, Inc. ......................    4/1/98         60,933    13.75           60,933
Columbus Medical Holdings, LLC...................   1/31/02      4,000,000    13.75        4,000,000
Compression, Inc. ...............................  12/17/02      3,700,000    13.50        3,700,000
Consumat Systems, Inc. ..........................   11/1/00        500,000    14.00          500,000
Consumat Systems, Inc. ..........................    1/1/01        500,000    14.00          500,000
Consumat Systems, Inc. ..........................   3/11/01        500,000    14.00          500,000
Consumat Systems, Inc. ..........................   3/26/02        500,000    14.00          500,000
Consumat Systems, Inc. ..........................   7/15/98        500,000    14.00          500,000
Continental Diamond Cutting Co. .................  10/28/99        500,000    13.00          500,000
Continental Diamond Cutting Co. .................  11/16/99        200,000    13.00          200,000
Corporate Link, Inc. ............................  12/13/01        600,000    14.00          600,000
Corporate Link, Inc. ............................   1/13/98        300,000    14.00          300,000
Cort Investment Group, Inc. (d/b/a Contract
  Network).......................................   8/27/02      3,320,000    13.50        3,335,000
Creighton Shirtmakers, Inc. and affiliates.......    demand      1,969,000    14.00        1,969,000
CSM, Inc. .......................................  12/31/01      1,400,000    14.00        1,400,000
Cybo Robotics, Inc. .............................   9/18/02      1,050,000    13.25        1,050,000
Dalts, Inc. .....................................   4/28/01      2,000,000    13.50        2,000,000
Dartek Industries, Inc...........................  11/20/01      3,800,000    13.50        3,800,000
Dartek Industries, Inc...........................    6/1/99        688,915    13.50          688,915
Data National Corporation........................  12/10/02      1,050,000    13.75        1,057,500
DentalCare Partners, Inc. .......................   1/11/01      2,206,023    12.50        2,213,037
DFI/Aeronomics, Inc. ............................  12/30/02      3,000,000    13.50        3,000,000
Dyad Corporation.................................  12/31/02      2,900,000    14.00        2,910,000
DynaGen, Inc. ...................................   6/17/02      1,733,300    13.50        1,764,415
Dyntec, Inc. ....................................    7/7/02      2,500,000    14.00        2,500,000
Electronic Accessory Specialists Int'l, Inc. ....   6/23/02      1,600,000    13.50        1,600,000
Encor Technologies, Inc. ........................   3/30/02      1,444,000    13.13        1,444,000
Endeavor Technologies, Inc. .....................    9/2/02      4,000,000    13.50        4,000,000
Entek Scientific Corporation.....................   5/22/02      1,090,000    13.00        1,108,984
Entek Scientific Corporation.....................   6/28/01      2,500,000    13.00        2,500,000
Express Shipping Centers, Inc. ..................   9/22/00      1,697,598    13.25        1,955,394

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Express Shipping Centers, Inc. ..................    5/1/02   $    250,000    13.25%    $    250,000
Express Shipping Centers, Inc. ..................   7/14/98        150,000    15.00          150,000
Faxnet Corporation...............................   6/17/02      1,900,000    13.00        1,911,669
FDL, Inc. .......................................   1/30/02      1,750,000    13.50        1,800,004
Film Technologies International, Inc. ...........   2/27/02      1,500,000    14.00        1,500,000
FoodNet Holdings, LLC............................   7/22/01      1,500,000    13.50        1,500,000
Fortrend Engineering Corp. ......................   8/30/01      1,500,000    12.99        1,500,000
Fypro, Inc. .....................................  12/17/01      1,166,000     8.00        1,016,000
Gardner Wallcovering, Inc. ......................   3/28/01        235,000    13.50          240,250
General Materials Management, Inc. ..............   7/29/01      2,500,000    13.50        2,250,000
Generation 2 Worldwide LLC.......................  10/31/00      2,000,000    14.00        2,000,000
Global Marine Electronics, Inc. .................    5/1/01      1,350,000    13.00        1,350,000
Gloves Inc. .....................................    5/1/02      1,500,000    13.00        1,500,000
Good Food Fast Companies, The....................  12/10/01      2,500,000    13.50        2,500,000
Gulfstream International Airlines Inc. ..........   7/29/99      1,490,000    13.00        1,498,517
Gulfstream International Airlines Inc. ..........   9/25/00      1,000,000    14.00        1,000,000
Gulfstream International Airlines Inc. ..........   3/19/02      1,500,000    14.00        1,500,000
Gulfstream International Airlines Inc. ..........   12/1/99      2,200,000    14.00        2,200,000
H & H Acq. Corp. ................................   8/30/01      1,500,000    14.00        1,500,000
Home Link Services, Inc. ........................  12/30/01        300,000    14.00          300,000
Hunt Assisted Living, LLC........................  10/17/02      2,999,900    12.00        2,999,904
Hunt Incorporated................................   3/31/00      3,000,000    14.00        3,000,000
Hydrofuser Industries, Inc. and affiliates.......   7/30/02        885,039    13.00          932,006
I.Schneid Acquisition, LLC.......................    4/1/01      2,000,000    14.00        2,000,000
IJL Holdings, Inc. ..............................   9/12/02      1,250,000    13.50        1,250,000
ILD Communications, Inc..........................   5/10/01      1,500,000    13.50        1,500,000
In-Store Services, Inc. .........................   4/19/00      1,188,000    14.00        1,194,600
Johnston County Cable, L.P. .....................   8/31/00      1,990,000    14.00        1,994,676
Karawia Industries, Inc. ........................   3/27/02      2,500,000    14.00        2,500,000
KWC Management Co., LLC..........................   4/25/01        500,000    14.00           50,000
Lane Acquisition Corporation.....................  11/21/01      4,000,000    13.75        4,000,000
Leisure Clubs International, Inc. ...............    4/1/01      1,485,000    14.00        1,490,250
Leisure Clubs International, Inc. ...............   3/27/02        125,000    14.00          125,000
M & M Industries, Inc. ..........................   2/26/02      2,250,000    14.00        2,250,000
Master Graphics, Inc. ...........................   5/31/02      4,300,000    13.25        4,300,000
Mayo Hawaiian Corp. .............................   6/27/01      2,200,000    14.00        2,200,000
MBA Marketing Corporation........................    2/4/99      1,782,000    12.50        1,796,100
McAuley's Incorporated...........................   7/31/01      3,000,000    13.00        3,000,000
MCG, Inc. .......................................  12/23/02      1,500,000    13.50        1,500,000
Mead-Higgs Company, Inc. ........................   5/19/02      1,400,000    14.00        1,400,000
Merge Technologies, Inc. ........................   6/30/02      2,000,000    13.50        2,000,000
Mesa International, Inc. ........................   1/23/02      3,800,000    14.00        3,800,000
Metals Recycling Technologies Corp. .............  10/31/01      2,000,000    14.00        2,000,000
MetroLease, Inc. ................................   7/29/02      2,495,000    13.50        2,495,498
Money Transfer Systems, Inc. ....................   7/24/00        247,500    14.00          248,760
Money Transfer Systems, Inc. ....................  12/20/00        148,500    14.00          149,125

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Money Transfer Systems, Inc. ....................    3/1/01   $    148,500    14.00%    $    149,050
Money Transfer Systems, Inc. ....................    5/2/01        148,500    14.00          148,950
Money Transfer Systems, Inc. ....................    7/8/01        148,500    14.00          148,950
Money Transfer Systems, Inc. ....................   10/1/01        148,500    14.00          148,875
Money Transfer Systems, Inc. ....................    1/5/02        245,000    14.00          245,996
Money Transfer Systems, Inc. ....................    3/6/02        250,000    14.00          250,000
Money Transfer Systems, Inc. ....................   7/15/02        250,000    14.00          250,000
Moore Diversified Products, Inc. ................   6/16/00        800,000    13.50          800,000
Moore Diversified Products, Inc. ................   3/27/02      1,000,000    13.50        1,000,000
Multicom Publishing, Inc. .......................   3/29/01      1,025,000    13.00        1,068,328
Multicom Publishing, Inc. .......................    demand         51,556    14.00           51,556
Multicom Publishing, Inc. .......................    demand        650,000    14.00          650,000
Multicom Publishing, Inc. .......................    demand         70,000    14.00           70,000
Multicom Publishing, Inc. .......................    demand        160,000    14.00          160,000
Multimedia Learning, Inc. .......................    5/8/00      1,500,000    14.00        1,500,000
Multimedia Learning, Inc. .......................   4/18/01        500,000    13.50          500,000
Multimedia Learning, Inc. .......................   9/12/01        750,000    13.50          750,000
Mytech Corporation...............................   9/25/02      1,400,000    13.50        1,400,000
NASC, Inc. ......................................   6/26/01      1,500,000    13.50        1,500,000
NASC, Inc. ......................................  12/13/98        500,000    13.50          500,000
National Health Systems, Inc. ...................   10/1/99        420,000    12.50          127,000
Nationwide Engine Supply, Inc. ..................   1/12/99      2,475,000    12.00        2,495,016
Nationwide Engine Supply, Inc. ..................   9/26/01      1,000,000    13.50        1,000,000
NetForce, Inc. ..................................  11/27/02      2,000,000    14.00        2,000,000
NRI Service and Supply L.P. .....................   2/13/00      2,225,000    14.00        2,239,595
Omni Home Medical, Inc. .........................   3/30/02      2,000,000    14.00        2,000,000
One Call Comprehensive Care, Inc. ...............  12/19/01      1,500,000    14.00        1,500,000
One Call Comprehensive Care, Inc. ...............   3/31/02        500,000    14.00          500,000
One Call Comprehensive Care, Inc. ...............   1/31/98        300,000    14.00          300,000
One Call Comprehensive Care, Inc. ...............   1/31/98        175,000    14.00          175,000
One Coast Network Corporation....................  11/17/02      5,000,000    14.00        5,000,000
Orchid Manufacturing Group, Inc. ................   9/14/00      2,960,000    13.00        2,976,675
Orchid Manufacturing Group, Inc. ................  12/28/00      1,000,000    13.50        1,000,000
Outdoor Promotions LLC...........................  11/26/02        850,000    13.75          850,000
Pacific Linen, Inc. .............................   12/3/02      2,951,976    13.50        2,961,110
Palco Telecom Service, Inc. .....................  11/22/99      1,300,000    12.00        1,300,000
Paradigm Valve Services, Inc. ...................  11/12/01      1,600,000    13.50        1,600,000
Pathology Consultants of America, Inc............  12/23/02      1,702,368    13.13        1,703,161
Patton Management Corporation....................   5/26/00      1,900,000    13.50        1,900,000
PaySys International, Inc. ......................   9/26/02      3,725,158    13.50        3,743,482
Pik:Nik Media, Inc. .............................   6/23/00      1,000,000    12.00        1,000,000
Pipeliner Systems, Inc. .........................   9/30/98        980,000    10.00          896,984
Plymouth, Inc. ..................................   9/28/00      1,000,000    13.00        1,000,000
Potomac Group, Inc. .............................  11/20/01      1,997,409    14.00        1,997,409
PRA International, Inc. .........................   8/10/00      1,980,000    13.50        1,989,657
Precision Panel Products, Inc. ..................   1/11/02      2,022,781    12.75        2,031,781

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Precision Panel Products, Inc. ..................   1/11/02   $  2,348,026    14.00%    $  2,348,026
Pritchard Paint & Glass Co. .....................   2/14/01        767,431    14.00          767,431
Pritchard Paint & Glass Co. .....................   2/10/01        200,000    14.00          200,000
Proamics Corporation.............................   7/31/02      1,000,000    13.00        1,000,000
Professional Training Services, Inc. ............   9/30/02      3,400,000    13.25        3,400,000
Protect America, Inc. ...........................   1/30/02      3,905,000    13.50        3,923,996
R & R International, Inc. .......................   6/30/02      2,000,000    13.25        2,000,000
Ready Personnel, Inc. ...........................   12/3/02      3,000,000    13.25        3,000,000
Recompute Corporation............................   2/21/02      2,300,000    13.50        2,355,000
Reef Chemical Company, Inc. .....................   9/23/02      2,700,000    13.75        2,720,000
Relax the Back Corporation.......................   10/1/02      2,500,000    13.00        2,500,000
Rocky Mountain Radio Company LLC.................  11/10/01      3,000,000    13.50        3,000,000
Rynel Ltd., Inc. ................................   10/1/01      1,250,000    14.00        1,250,000
Saraventures Fixtures Inc. ......................   5/23/02      8,307,376    14.00        4,807,376
Sheet Metal Specialties, Inc. ...................   6/20/01        250,000    14.00          250,000
Sheet Metal Specialties, Inc. ...................   12/4/01        211,750    12.00          211,750
Sheet Metal Specialties, Inc. ...................   1/24/02         38,250    12.00           38,250
SkillMaster, Inc. ...............................   3/30/02      2,475,000    13.75        2,479,170
SkillSearch Corporation..........................    2/5/98        496,000    13.00          500,153
Solutioneering, Inc. ............................   3/31/02      2,000,000    13.75        2,000,000
Southern Specialty Brands, Inc. .................   6/30/02      1,732,500    14.00        1,739,508
Southern Therapy, Inc. ..........................   4/22/02      1,000,000    13.50        1,000,000
Southern Therapy, Inc. ..........................   7/28/02        500,000    13.50          500,000
Stealth Engineering, Inc. .......................  12/31/02      1,500,000    13.50        1,500,000
Stratford Safety Products, Inc. .................    3/1/02      2,125,000    13.50        2,138,750
Sub 1 Corporation (d/b/a Risk Management)........   10/8/02        750,000    14.00          750,000
Summit Publishing Group, Ltd. ...................   3/17/99      1,485,000    12.00        1,496,500
Summit Publishing Group, Ltd. ...................   7/26/01        625,000    14.00          625,000
Summit Publishing Group, Ltd. ...................   1/16/98        250,000    14.00          250,000
Suncoast Medical Group, Inc. ....................   9/14/99        485,000    13.50           91,998
Suncoast Medical Group, Inc. ....................    6/7/00        495,000    14.00          420,913
Suncoast Medical Group, Inc. ....................   2/23/01        522,000    14.00          447,747
Suncoast Medical Group, Inc. ....................   2/23/01         71,700    14.00           21,700
Suncoast Medical Group, Inc. ....................  12/31/98        625,000    13.50               --
TAC Systems, Inc. ...............................   3/27/02      1,012,000    14.00        1,012,000
TAC Systems, Inc. ...............................   1/31/98        500,000    14.00          500,000
TCOM Systems, Inc. ..............................   3/30/04        397,740     0.00          397,740
TeleCommunication Systems, Inc. .................   9/20/02      3,000,000    14.00        3,000,000
Telecontrol Systems, Inc. .......................   9/30/02      2,500,000    14.00        2,500,000
Temps & Co., Inc. ...............................   5/12/02      3,000,000    13.25        3,000,000
The Moorings, LLC................................  12/31/01      1,655,500    13.00        1,799,050
The Moorings, LLC................................  11/17/02      2,500,000    13.00        2,500,000
Thomas Holding Company (d/b/a Sports & Social
  Clubs of the U.S.).............................   5/21/02      1,500,000    13.50        1,500,000
Tie and Track Systems, Inc.......................  10/31/02      1,500,000    13.50        1,500,000
Towne Services, Inc. ............................  12/18/02      1,500,000    14.00        1,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Trade Am International, Inc. ....................   9/30/00   $  4,000,000    12.75%    $  4,000,000
TRC Acquisition Corporation......................  10/21/01      2,000,000    13.50        2,000,000
UltraFab, Inc. ..................................   6/27/01      1,500,000    14.00        1,500,000
Umbrellas Unlimited, LLC.........................   8/21/02        314,691    14.00          264,691
Unicoil, Inc. ...................................   9/28/02      2,000,000    13.50        2,000,000
Unique Electronics, Inc. ........................  11/30/99        600,000    10.67          600,000
Unique Electronics, Inc. ........................  10/10/02        300,000    13.00          300,000
UOL Publishing, Inc. ............................  10/31/99         32,353     6.00           32,348
Valdawn Watch Company............................   4/13/00      2,160,000    14.00        1,525,000
Valdawn Watch Company............................   8/21/02      1,000,000    14.00        1,000,000
Valdawn Watch Company............................   1/30/98        100,000    14.00          100,000
VDW Farms, Ltd. .................................  11/25/02      1,500,000    14.00        1,500,000
Watts-Finnis Holdings, Inc. .....................  11/30/02      2,500,000    13.25        2,500,000
Wearever Health Products, LLC....................   3/31/02      1,500,000    13.50        1,500,000
Wearever Health Products, LLC....................  12/11/02        450,000    13.50          450,000
Wolfgang Puck Food Company, Inc..................   5/20/02      5,000,000    12.50        5,000,000
Zahren Alternative Power Corp. ..................   1/30/00        495,000    13.00          497,071
Zahren Alternative Power Corp. ..................  11/27/99      1,980,000    13.00        1,993,619
                                                              ------------              ------------
          Subtotals..............................              375,031,495               365,465,224
                                                              ------------              ------------
TANDEM CAPITAL LOANS TO PUBLICLY TRADED COMPANIES
Altris Software, Inc. ...........................   6/27/02   $  2,415,000    11.50%    $  2,454,000
Berger Holdings, Inc. ...........................    1/2/03      1,796,000    12.25        1,799,400
Bikers Dream, Inc. ..............................  11/17/98      2,390,625    12.00        2,392,448
Cover-All Technologies, Inc. (convertible at
  $1.25/sh.).....................................   3/31/02      3,000,000    12.50        5,150,000
Digital Transmission Systems, Inc. (convertible
  at $10.25/sh.).................................   9/25/02      4,000,000    11.50        4,000,000
Environmental Tectonics Corporation..............   3/27/04      3,500,770    12.00        3,534,054
Smartchoice Automotive Group (convertible at
  $6/sh.)........................................   3/12/99      3,500,000    12.00        3,500,000
Smartchoice Automotive Group (convertible at
  $6/sh.)........................................   5/13/02      4,000,000    12.00        4,000,000
Teltronics, Inc. (convertible at $4/sh.).........   2/13/02      4,250,000    11.00        4,250,000
Universal Automotive Industries, Inc. ...........   7/11/02      4,500,000    12.25        4,500,000
                                                              ------------              ------------
          Subtotals..............................               33,352,395                35,579,902
                                                              ------------              ------------
CANADIAN LOANS
Century Pacific Greenhouses Ltd.*................   4/14/02   $  1,002,794    13.00%    $  1,002,794
Copperhead Chemical Company, Inc. ...............  10/23/02        500,000    12.50          500,000
Daxxes Corporation*..............................   12/1/02        847,997    13.00          847,997
Eagle Quest Golf Center Inc. ....................   6/20/02      1,600,000    13.50        1,600,000
Executrain (3199673 Canada Inc.)*................   10/1/02        292,105    13.00          292,105
Executrain (3199673 Canada Inc.)*................  12/24/02        559,910    13.00          559,910
Glen Oak Inc.*...................................  12/17/02      1,268,678    12.50        1,268,678
Graphic Workshop (1246568 Ontario Inc.)*.........   9/30/02        360,787    12.50          360,787
Newfoundland Career Academy Ltd.*................    8/8/02        860,172    13.50          860,172
Quadravision Communications Ltd.*................   4/11/02        437,956    13.00          437,956
Race Face Components, Inc.*......................   11/1/02        433,463    12.00          433,463
SFG Technologies Inc.*...........................   7/30/02        724,218    13.00          724,218

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Sirvys Systems (3404447 Canada Inc.)*............  12/30/02   $    704,037    14.00%    $    704,037
Street Level (1216069 Ontario Ltd.)*.............  12/29/02        348,651    13.00          348,651
Supplements Plus Natural Vitamins & Cosmetics,
  Ltd.*..........................................   10/3/03        144,823    16.50          144,823
Systech Group, Inc.*.............................   3/31/02        874,636    13.00          874,636
                                                              ------------              ------------
          Subtotals..............................             $ 10,960,227              $ 10,960,227
                                                              ------------              ------------
          Total Loans............................             $419,344,117              $412,005,353
                                                              ============              ============

---------------

* Loan cost and fair value are stated in US dollars. Loan principal is denominated in Canadian dollars.

                                                                           COST OR
                                               NUMBER OF    PERCENTAGE   CONTRIBUTED
EQUITY INTERESTS                                 SHARES     OWNERSHIP       VALUE        FAIR VALUE
----------------                               ----------   ----------   ------------   ------------
PUBLICLY TRADED INVESTMENTS
American Consolidated Laboratories, Inc.
  Common Stock...............................   1,000,000      9.20%     $  1,000,000   $    175,000
American Network Exchange, Inc. Common
  Stock......................................      76,222      0.10            21,879         65,741
American Network Exchange, Inc. Common
  Stock......................................      63,429      0.00                 0              0
Cardiac Control Systems, Inc. Common Stock...      50,000      2.20           250,000         25,313
Compass Plastics & Technologies Inc. Common
  Stock......................................     447,144      7.70             2,000      2,373,589
Medical Resources Inc. Common Stock..........      55,549       .30         1,000,000        358,060
Moovies, Inc. Common Stock...................     156,110      1.60             1,561        149,280
Multicom Publishing, Inc. Common Stock.......     844,354     12.50             8,444         41,477
National Vision Associates, Ltd. Common
  Stock......................................     208,698      1.00         1,771,149      1,087,838
Network Event Theaters, Inc. Common Stock....     412,397      4.20         2,114,772      1,335,135
Premiere Technologies, Inc. Common Stock.....      25,000       .10                 0        603,750
QuadraMed Corporation Common Stock...........      11,422       .20                 0        209,546
UOL Publishing, Inc. Common Stock............      32,728       .90             8,494        362,735
Vista Information Solutions, Inc. Common
  Stock......................................   1,015,000      3.20                 0      3,387,563
Vista Information Solutions, Inc. Common
  Stock......................................     143,032      0.40                 0        371,287
NON-TRADED EQUITY INVESTMENTS IN PUBLIC
  COMPANIES
Altris Software, Inc. Preferred
  Stock -- convertible at $6.00/sh...........       3,000        --         3,000,000      3,000,000
American Consolidated Laboratories, Inc.
  Preferred Stock -- Series A................   2,720,141        --         2,720,141      2,375,000
Berger Holdings, Ltd. Preferred
  Stock -- Series A;
  convertible at $4.25/sh....................      25,000        --         2,500,000      2,500,000
Clinicor, Inc. Preferred Stock -- Series B...      50,000        --         5,000,000      5,000,000
Environmental Tectonics Corporation Preferred
  Stock -- Series A; convertible at
  $7.50/sh...................................      25,000        --         2,500,000      2,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                           COST OR
                                               NUMBER OF    PERCENTAGE   CONTRIBUTED
EQUITY INTERESTS                                 SHARES     OWNERSHIP       VALUE        FAIR VALUE
----------------                               ----------   ----------   ------------   ------------
Multicom Publishing, Inc. Preferred Stock --
  Series A...................................     235,000        --      $  1,175,000   $          0
Vista Information Solutions, Inc. Preferred
  Stock -- Series E; convertible at
  $2.75/sh...................................       2,500        --         2,500,000      2,800,000
Vista Information Solutions, Inc. Preferred
  Stock -- Series E; convertible at a price
  to be determined in June 1998..............       2,500        --         2,500,000      2,500,000
EQUITY INVESTMENTS IN PRIVATE COMPANIES
Bravo Corporation Common Stock...............      69,391      1.20%          106,950        350,000
Caldwell/VSR Inc. Preferred Stock............         890        --           890,000        890,000
CellCall, Inc. Common Stock..................         358      1.40            10,465        100,000
Clearidge, Inc. Preferred Stock -- Series
  A..........................................  10,800,000        --         2,700,000      2,700,000
Clearidge, Inc. Common Stock.................   4,000,000     17.70         1,000,000      1,000,000
Corporate Flight Management, Inc. Common
  Stock......................................      66,315      6.60               663            663
CSM, Inc. Class A Common Stock...............      99,673     10.00           100,000        100,000
Dentalcare Partners, Inc. Preferred Stock --
  Series E...................................     510,617        --           819,639        300,000
Front Royal, Inc. Common Stock...............     110,000      0.80           275,000        400,000
Fypro, Inc. Preferred Stock -- Series A......   4,659,480        --         4,659,480      4,048,480
Gulfstream International Airlines, Inc.
  Preferred Stock --Series A.................         216        --         3,000,000      3,000,000
Home Link, Inc. Preferred Stock..............   1,000,000        --         1,000,000        750,000
Kentucky Kingdom, Inc. Common Stock..........      24,142      5.60           238,316        500,000
Palco Telecom Service Common Stock...........     157,895      5.00             1,579        100,000
Paysys International, Inc. Common Stock......     150,000     15.90               300        600,000
Pipeliner Systems, Inc. Preferred
  Stock -- Series D..........................       5,000        --         1,000,000        800,000
Potomac Group, Inc. Preferred Stock -- Series
  A..........................................     800,000        --         1,000,000      2,000,000
Potomac Group, Inc. Common Stock.............   1,437,681      9.40           292,370      1,799,038
PRA International, Inc. Common Stock.........     148,577      4.20           211,174      2,046,174
Recompute Corporation Common Stock...........     125,000      1.60           250,000        125,000
Relevant Knowledge, Inc. Preferred Stock --
  Series B...................................     312,500        --           500,000        500,000
Relevant Knowledge, Inc. Common Stock........      75,000      3.30           120,000        120,000
Saraventures Fixtures, Inc. Preferred
  Stock......................................       3,510        --         1,659,469              0
Skillsearch Corporation Common Stock.........       5,998     19.10           554,035        125,000
Teltrust, Inc. Common Stock..................     175,677      1.75                 0        525,000
Unique Electronics, Inc. Preferred Stock --
  Series A...................................   1,000,000        --         1,000,000        675,000
Valdawn Watch Co. Preferred Stock............         240        --           240,000              0
Voice FX Corporation Common Stock............      24,078      0.80           110,001         25,000
Zahren Alternative Power Corporation Common
  Stock......................................         700      3.90           210,000        210,000
Zahren Alternative Power Corporation
  Preferred Stock............................         200        --           200,000        200,000
                                                                         ------------   ------------
          Total Equity Interests.............                            $ 50,222,881   $ 55,210,669
                                                                         ============   ============

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                            COST OR
                                              NUMBER OF      PERCENTAGE   CONTRIBUTED
             STOCK WARRANTS                    SHARES        OWNERSHIP       VALUE        FAIR VALUE
             --------------                ---------------   ----------   ------------   ------------
PUBLICLY TRADED COMPANIES
American Consolidated Laboratories,
  Inc....................................        1,050,563      9.69%     $    214,312   $    183,849
American Network Exchange, Inc...........           13,988      0.00                 0              0
Cardiac Control Systems, Inc. ...........          150,000      4.35                 0         50,625
Cardiac Control Systems, Inc. ...........           50,000      2.15                 0              0
Consumat Systems, Inc. ..................          250,000     20.00                 0         84,375
Consumat Systems, Inc. ..................           66,379      5.00                 0              0
DynaGen, Inc. ...........................          266,700      0.01           266,700         23,336
Encore Medical Corporation...............           69,841      0.01                 0              0
HydroFuser Industries, Inc. .............          662,245      5.00           469,684        463,572
Moovies, Inc. ...........................           20,000      0.20                 0              0
Multicom Publishing, Inc. ...............          163,791      2.40           800,000         10,265
Vista Information Solutions, Inc. .......           47,582      0.20                 0        158,805
Vista Information Solutions, Inc. .......           10,000      0.05                 0         25,958
TANDEM CAPITAL WARRANTS IN PUBLICLY
  TRADED COMPANIES
Altris Software, Inc. (exercise price
  $6/sh.)................................          300,000      3.00           585,000        450,000
Berger Holdings, Ltd. (exercise price
  $4.25/sh.).............................          240,000      4.60           204,000        204,000
Bikers Dream, Inc. (exercise price
  $1/sh.)................................          437,500      1.55           109,375        109,375
Environmental Tectonics Corp. (exercise
  price $1/sh.)..........................          166,410      5.00           499,230        700,000
Smartchoice Automotive Group, Inc.
  (exercise price $3/sh.)................          300,000      2.50                 0        200,000
Universal Automotive Industries, Inc.
  (exercise price will be 80% of average
  closing bid price for the 20 days prior
  to 7/11/98)............................          450,000      6.00                 0        175,000
PRIVATE COMPANIES
Action Sports Group, LLC.................            3,350     10.00                 0              0
Aero Products Corporation................            30.61     25.00                 0              0
Affinity Corporation.....................              550      9.67            20,000         20,000
Alignis, Inc. ...........................          111,684      4.00                 0              0
American Corporate Literature, Inc.......          344,392     28.18            17,000         17,000
American Rockwool Acquisition Corp.......        1,100,000     11.00                 0        400,000
Amscot Holdings, Inc. ...................            2,421     32.94                 0              0
Anton Airfoods, Inc......................              124     11.00                 0        225,000
Associated Response Services, Inc. ......              559     36.35            14,000      1,000,000
Assured Power, Inc. .....................              280     12.00                 0              0
Atlantic Security Systems, Inc. .........               99      9.00                 0              0
Auburn International, Inc. ..............          175,214      5.50           150,000        150,000
Austin Innovations, Inc. ................           35,146      3.00            50,000         50,000
Auto Rental Systems, Inc. ...............          144,869      8.00                 0              0
Aviation Holdings Ltd. (Newfoundland
  affiliate).............................            1,570      3.60                 0              0
Avionics Systems, Inc. ..................       15% of Co.     15.00                 0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                            COST OR
                                              NUMBER OF      PERCENTAGE   CONTRIBUTED
             STOCK WARRANTS                    SHARES        OWNERSHIP       VALUE        FAIR VALUE
             --------------                ---------------   ----------   ------------   ------------
B & N Company, Inc. .....................               81      4.00%     $     40,000   $          0
BankCard Services Corporation............          149,261     32.00             3,000              0
BiTec Southeast, Inc. ...................            1,480     15.00            21,000              0
Bohdan Automation, Inc. .................          404,564      3.00                 0              0
BroadNet, Inc. ..........................          265,568     15.00                 0              0
BUCA, Inc................................           96,666      1.27           434,997        434,997
Bug.Z, Inc. and Subsidiaries.............          821,121     12.50                 0              0
C.J. Spirits, Inc. ......................          180,000     10.00             7,500              0
Caldwell/VSR Inc. .......................              159     15.93                 0              0
Cartech Holdings, Inc....................          280,702     25.00                 0              0
Carter Kaplan Holdings, LLC..............       24% of LLC     24.00             6,100              0
Catalina Food Ingredients, Inc. .........             10.2      9.25                 0              0
Cedaron Medical, Inc. ...................          173,981      4.25                 0              0
Century Pacific Greenhouses LTD..........          177,418      6.30                 0              0
CF Data Corp.............................              257     20.50            17,500        150,000
Champion Glove Manufacturing Co., Inc....          538,614      6.88                 0              0
Check Into Cash, Inc. ...................           63,789      5.00           461,000        461,000
Clearidge, Inc. .........................          442,164      1.30                 0              0
CLS Corporation..........................          126,997      4.22                 0              0
CMHC Systems, Inc. ......................            3,231      4.20                 0              0
CMP Enterprises, LLC.....................    15.17% of LLC     15.17                 0              0
Colonial Investments, Inc. ..............              360     32.00                 0              0
Columbus Medical Holdings, LLC...........           17,455     12.00                 0              0
Continental Diamond Cutting Company......              112     10.00                 0              0
Copperhead Chemical Company, Inc. .......               93      4.20                 0              0
Corporate Link, Inc. ....................              190     16.00                 0              0
Cort Investment Group, Inc. (d/b/a
  Contract Network)......................           90,000      9.00           180,000        180,000
Creighton Shirtmakers, Inc. .............           30,250     30.25                 0              0
CSM, Inc. ...............................          130,000     13.00                 0              0
Cybo Robotics, Inc. .....................        1,700,000      8.68                 0              0
Dalt's, Inc. ............................              140     28.00                 0              0
Data National Corporation................          275,682     13.00           450,000        450,000
Daxxes Corporation.......................           61,766      2.94                 0              0
Delaware Publishing Group, Inc. .........            8,534     47.67            15,000              0
Dentalcare Partners, Inc. ...............          666,022      4.98            10,000         10,000
DFI/Aeronomics Incorporated..............           94,525      0.50                 0              0
Dyad Corporation.........................              615      5.00           600,000        600,000
Dyntec, Inc. ............................          126,667     15.00                 0              0
Eagle Quest Golf Centers, Inc. ..........          407,135      1.40                 0        250,000
Electronic Accessory Specialists Int'l,
  Inc....................................            3,694      3.00                 0        250,000
Encor Technologies, Inc. ................             7.46      6.84                 0              0
Endeavor Technologies, Inc. .............          557,490      5.00                 0        550,000
Entek Scientific Corporation.............          260,710      5.75           160,000        850,000
Executrain (3199673 Canada Inc.).........          18.0012     12.60                 0              0
Express Shipping Centers, Inc. ..........           91,352      6.25           552,402        262,622

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                            COST OR
                                              NUMBER OF      PERCENTAGE   CONTRIBUTED
             STOCK WARRANTS                    SHARES        OWNERSHIP       VALUE        FAIR VALUE
             --------------                ---------------   ----------   ------------   ------------
FaxNet Corporation.......................          190,321      2.50%     $    100,000   $    100,000
FDL, Inc. ...............................              548     16.00           250,000        250,000
Film Technologies International, Inc. ...                8      7.50                 0              0
Foodnet Holdings, LLC....................       12% of LLC     12.00                 0              0
Fortrend Engineering Corp................          437,552      3.25                 0              0
Front Royal, Inc. .......................          240,458      1.85                 0        875,000
Fypro, Inc. .............................          255,882     15.00                 0              0
Gardner Wallcovering, Inc. ..............                2      2.00            15,000         15,000
General Materials Management Inc. .......          600,000     10.00                 0              0
Generation 2 Worldwide LLC...............       28% of LLC     28.00                 0              0
Glen Oak Inc. ...........................               93      7.50                 0              0
Global Marine Electronics, Inc...........            5,137     18.00                 0              0
Gloves Inc. .............................            5,000      5.00                 0              0
Good Food Fast Companies, The............          174,779     17.00                 0              0
Graphic Workshop (1246568 Ontario
  Inc.)..................................              462      4.62                 0              0
Gulfstream International Airlines,
  Inc. ..................................              271     39.00            10,000        140,000
H & H Acqu. Corp.........................            3,600     22.50                 0        160,000
Home Link Services, Inc. ................          166,667     20.00                 0              0
Hoveround Corporation....................              850     10.00                 0      3,750,000
HPC America, Inc. .......................                5      2.75                 0              0
Hunt Assisted Living, LLC................  7.2% of Class A      7.20                 0              0
Hunt Assisted Living, LLC................  4.8% of Class B      4.80               100            100
Hunt Incorporated........................               49     11.00                 0        125,000
Hunt Leasing & Rental Corporation........              295     11.00                 0        125,000
I. Schneid Holdings LLC..................       21% of LLC     21.00                 0              0
IJL Holdings, Inc. ......................               99      9.00                 0              0
ILD Communications, Inc..................            5,429      3.20                 0        750,000
In Store Services, Inc. .................              429     12.50            12,000         12,000
Isthmus, Inc.............................            38.25      3.50                 0              0
Johnston County Cable L.P................     31.94% of LP     31.94           110,000        600,000
K.W.C. Management Corp...................              794     24.40                 0              0
Karawia Industries, Inc. ................            1,391     12.00                 0              0
Lane Acquisition Corporation.............           11,667     10.00                 0              0
Leisure Clubs International, Inc. .......              433     25.00            15,000              0
Lovett's Buffet, Inc. ...................          540,424      8.00                 0        400,000
M & M Industries, Inc. ..................        1,659,113     15.00                 0              0
Master Graphics, Inc. ...................                5      6.00                 0        950,000
Mayo Hawaiian Corp.......................              105      9.50                 0              0
MBA Marketing Corporation................           11,785      4.50            18,000         18,000
McAuley's Incorporated...................               64      6.00                 0              0
MCG, Inc. ...............................          121,518      4.50                 0              0
Mead-Higgs, Inc. ........................            2,500     10.00                 0              0
Merge Technologies, Inc. ................           21,449      3.25                 0        500,000
Mesa International, Inc. ................            18.51     16.00                 0        750,000
Metals Recycling Technologies Corp.......          257,801      5.00                 0              0
MetroLease, Inc. ........................           26,471     20.00             5,000          5,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                            COST OR
                                              NUMBER OF      PERCENTAGE   CONTRIBUTED
             STOCK WARRANTS                    SHARES        OWNERSHIP       VALUE        FAIR VALUE
             --------------                ---------------   ----------   ------------   ------------
Money Transfer Systems, Inc. ............              137     12.00%     $     15,000   $    500,000
Moore Diversified Products, Inc. ........            17.04     15.00                 0              0
Multimedia Learning, Inc. ...............          183,968     10.82                 0        650,000
Mytech Corporation.......................          172,098      3.50                 0              0
NASC, Inc. ..............................            2,652     23.00                 0              0
Nationwide Engine Supply, Inc. ..........        1,337,379     21.34            25,000         25,000
NetForce, Inc. ..........................               67      6.25                 0              0
Newfoundland Career Academy Ltd..........            6,278      3.60                 0              0
NRI Service and Supply, L.P..............      27.5% of LP     27.50            25,000         25,000
Omni Home Medical, Inc. .................            2,672     15.00                 0              0
One Call Comprehensive Care, Inc. .......          279,481     21.00                 0              0
One Coast Network Corporation............          763,666     15.63                 0              0
Orchid Manufacturing, Inc. ..............        1,219,047      2.61            40,000        600,000
Outdoor Promotions LLC...................        5% of LLC      5.00                 0              0
P.A. Plymouth, Inc. .....................           92,647     15.00                 0        475,000
Pacific Linen, Inc. .....................          365,349      7.81           548,024        548,024
Paradigm Valve Services, Inc. ...........           30,000     12.00                 0              0
Pathology Consultants, Inc. .............          317,553      6.00            47,633         47,632
Patton Management Corporation............              511     12.00                 0        185,000
PaySys International, Inc. ..............           37,660      0.40           274,826        150,000
Pipeliner Systems, Inc. .................        2,400,000     23.34            20,000              0
Precision Panel Products, Inc. ..........              122      8.25            15,000              0
Pritchard Glass, Inc. ...................           12,500     25.00                 0              0
Proamics Corporation.....................          382,299      3.50                 0              0
Professional Training Services, Inc......          255,600      2.40                 0              0
Protect America, Inc. ...................           12,200     10.00            95,000         95,000
Quadravision Communications Limited......               10      1.00                 0              0
R & R International, Inc. ...............           67,021      6.00                 0              0
Race Face Components. Inc. ..............            3,465     11.55                 0              0
Ready Personnel, Inc. ...................          101,565     12.50                 0              0
Recompute Corporation....................          611,144      8.00           300,000        600,000
Reef Chemical Company, Inc. .............          183,215      3.00           300,000        300,000
Relax the Back Corporation...............        1,156,042     10.00                 0              0
Rynel Ltd., Inc. ........................          390,517     15.00                 0              0
Saraventures Fixtures, Inc. .............               25     20.00                 0              0
Scandia Technologies, Inc. ..............              327     25.50                 0              0
SFG Technologies Inc. ...................           29,814      1.38                 0              0
Sheet Metal Specialties, Inc. ...........              587     37.00                 0              0
Sirvys Systems (3404447 Canada Inc.).....          134,400      3.36                 0              0
SkillMaster, Inc. .......................              117      5.51            25,000         25,000
SkillSearch Corporation..................            2,381      7.59           250,000         50,000
Solutioneering, Inc. ....................           13,135      7.50                 0              0
Southern Specialty Brands, Inc. .........           10,000     10.00            17,500         17,500
Southern Therapy, Inc....................              333     10.00                 0        400,000
Stealth Engineering, Inc. ...............          228,820     14.00                 0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                            COST OR
                                              NUMBER OF      PERCENTAGE   CONTRIBUTED
             STOCK WARRANTS                    SHARES        OWNERSHIP       VALUE        FAIR VALUE
             --------------                ---------------   ----------   ------------   ------------
Stratford Safety Products, Inc. .........           114.21     10.25%     $     75,000   $     75,000
Street Level (1216069 Ontario Ltd.)......           68,373      5.88                 0              0
Sub 1 Corporation (d/b/a Risk
  Management)............................               15     13.00                 0              0
Suncoast Medical Group, Inc. ............          580,159     24.00            25,000              0
Superior Pharmaceutical Co...............       10% of Co.     10.00                 0              0
Supplements Plus Natural Vitamins &
  Cosmetics, Ltd.........................           1.3125      1.68                 0              0
Systech Group, Inc. .....................           34,330      2.10                 0              0
TAC Systems, Inc. .......................          315,838      3.60                 0              0
TeleCommunication Systems, Inc. .........           96,774      6.00                 0              0
Telecontrol Systems, Inc. ...............          530,303     17.50                 0              0
Temps & Co., Inc.........................               53      5.00                 0              0
The Moorings, LLC........................            9,493     14.50           344,500        200,000
Thomas Holding Company (d/b/a Sports &
  Social Clubs)..........................               11     10.00                 0              0
Tie and Track Systems, Inc...............            1,645     14.00                 0              0
Towne Services, Inc. ....................          308,982      2.00                 0              0
Trade Am International, Inc. ............          335,106      6.00                 0              0
TRC Acquisition Corporation..............          375,000     12.50                 0              0
UltraFab, Inc. ..........................          120,000     12.00                 0              0
UltraFab Vessels, Inc. ..................          120,000     12.00                 0              0
Unicoil, Inc. ...........................           86,239      8.50                 0              0
Unique Electronics, Inc. ................       30% of Co.     30.00                 0              0
Valdawn Watch Co.........................              400     80.00                 0              0
VanGard Communications Co., LLC..........     14.4% of LLC     14.40                 0              0
VDW Farms, Ltd...........................       10% of Co.     10.00                 0              0
Voice FX Corporation.....................          233,112      8.00                 0        250,000
Watts-Finniss Holdings, Inc. ............            7,146     10.94                 0              0
Wearever Healthcare Products, LLC........          416,359     16.14           250,000        250,000
WJ Holdings, Inc. .......................          250,000     25.00                 0              0
Wolfgang Puck Food Company, Inc..........           80,065      1.35                 0              0
Zahren Alternative Power Corporation.....            1,168      6.54            25,000        400,000
                                                                          ------------   ------------
          Total Warrants.................                                 $  9,610,383   $ 24,543,035
                                                                          ============   ============
OTHER INVESTMENTS (SEE NOTE 3)
SWS3, Inc. -- Expected proceeds from sale
  of mfg. plant..........................               --        --      $    521,926   $    371,926
Hancock Company -- Royalty stream to be
  collected from sale of Gitman brand
  name...................................               --        --         1,700,000        300,000
HSA International, Inc. -- Anticipated
  proceeds from litigation...............               --        --         1,150,000      1,000,000
Capitalized workout expenses.............               --        --           868,577        768,577
                                                                          ------------   ------------
          Total other investments........                                 $  4,240,503   $  2,440,503
                                                                          ------------   ------------
          Total Investments..............                                 $483,417,884   $494,199,560
                                                                          ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 1998 (the "1998 Proxy Statement") under the heading "Proposal 1: Election of Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Information in response to this item is also included herein under the heading "Executive Officers of Registrant."

ITEM 11.       EXECUTIVE COMPENSATION

         Information in response to this item is incorporated herein by reference to the information provided in the 1998 Proxy Statement under the heading "Compensation of Directors and Executive Officers."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated herein by reference to the information provided in the 1998 Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated herein by reference to the information provided in the 1998 Proxy Statement under the heading "Certain Transactions."


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the report:

    1.A. The following financial statements are filed herewith:

SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1996 and
  1997
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997
Consolidated Statements of Changes in Partners' Capital and
  Shareholders' Equity for the Years Ended December 31,
  1995, 1996 and 1997
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997
Notes to Consolidated Financial Statements
Quarterly Financial Information for the Years 1996 and 1997
  (unaudited)
Consolidated Portfolio of Investments
  As of December 31, 1996
  As of December 31, 1997

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

    3. The following exhibits are filed herewith or incorporated herein by reference as set forth below:

2.  EXHIBITS.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.1   --     Acquisition Agreement by and among the Company, Sirrom Capital
               Acquisition Corporation, Sirrom, Ltd., Harris Williams & Co.,
               L.P. and Harris Williams & Co. dated as of May 16, 1996
               (incorporated by reference to Exhibit k.9 to the Company's
               Registration Statement on Form N-2 (File No. 333-4023), filed with the Commission on May 17, 1996)
  3.1     --   Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly
               Report on Form 10-Q for the period ending September 30,
               1996), filed with the Commission on November 14, 1996)
  3.2     --   Bylaws of the Company (incorporated by reference to exhibit
               b. contained in the Registrant's Registration Statement on
               Form N-2, as amended (File No. 33-86680), filed with the
               Commission on November 23, 1994)
  3.3     --   Amendment No. 1 to Bylaws (incorporated by reference to the
               Registrant's Quarterly Report on Form 10-Q for the period
               ended March 30, 1995 filed with the Commission on May 12,
               1995)
  4.1     --   Instruments defining rights of holders of securities: See
               Paragraph 6 of the Company's Amended and Restated Charter
               (incorporated by reference to Exhibit 3.1 to the
               Registrant's Quarterly Report on Form 10-Q for the period
               ending September 30, 1996, filed with the Commission on
               November 14, 1996)
  4.2     --   Equity Holders Agreement dated as of November 1, 1994 by and among the Partnership and the other signatories thereto
               (incorporated by reference to the corresponding exhibit
               contained in the Registrant's Registration Statement on Form
               N-2, as amended (File No. 33-86680), filed with the
               Commission on November 23, 1994)
  4.3     --   Amended and Restated Dividend Reinvestment Plan of the
               Company (incorporated by reference to the exhibits to the
               Company's Registration Statement on Form N-2 (File No.
               333-46051) filed with the Commission on February 11, 1998)
 10.1     --   Fourth Amended and Restated Loan Agreement dated as of
               August 16, 1996, by and among SII, as borrower, the Company, as guarantor, the lenders referred to herein, and First
               Union National Bank of Tennessee, as Agent (incorporated by reference to Exhibit 7.1 to SII's Post-Effective Amendment
               No. 1 to Registration Statement on Form N-5 (File No.
               811-7779), filed with the Commission on November 7, 1996)
 10.2     --   Third Amended and Restated Security Agreement dated August
               16, 1996, by and between SII and First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.7 to
               SII's Post-Effective Amendment No. 1 to Registration
               Statement on Form N-5 (File No. 811-7779), filed with the
               Commission on November 7, 1996)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.3     --   Amended and Restated Borrower Pledge Agreement dated August
               16, 1996, made by SII in favor of First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.8 to
               SII's Post-Effective Amendment No. 1 to Registration
               Statement on Form N-5 (File No. 811-7779), filed with the
               Commission on November 7, 1996)
 10.4     --   Amended and Restated Security Agreement dated as of August
               16, 1996, by and between SII and the SBA (incorporated by
               reference to Exhibit 7.10 to SII's Post-Effective Amendment
               No. 1 to Registration Statement on Form N-5 (File No.
               811-7779), filed with the Commission on November 7, 1996)
 10.5     --   Amended and Restated Pledge Agreement dated as of August 16,
               1996, by and between SII and the SBA (incorporated by
               reference to Exhibit 7.11 to SII's Post-Effective Amendment
               No. 1 to Registration Statement on Form N-5 (File No.
               811-7779), filed with the Commission on November 7, 1996)
 10.6     --   Guaranty Agreement dated August 16, 1996 by and between the
               Company and the SBA (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the period
               ending September 30, 1996, filed with the Commission on
               November 14, 1996)
 10.7     --   Master Trust Indenture and Security Agreement Supplement
               dated as of December 31, 1996, by and between SFC as Issuer, the Company as Servicer, First Trust National Association as
               Trustee and ING Baring (U.S.) Capital Markets, Inc.
               (incorporated by reference to Exhibit f.12 to the Company's
               Registration Statement on Form N-2 (File No. 333-19493),
               filed with the Commission on January 9, 1997)
 10.8     --   Revolving Note, Series 1996-1 dated December 31, 1996, with a principal amount of $100,000,000 made by SFC in favor of
               First Trust National Association (incorporated by reference to Exhibit f.13 to Amendment No. 1 to the Company's
               Registration Statement on Form N-2 (File No. 333-19493),
               filed with the Commission on January 23, 1997)
 10.9     --   Loan Sale and Contribution Agreement dated as of December
               31, 1996, by and between the Company as Originator and
               Servicer and SFC as Buyer (incorporated by reference to
               Exhibit f.14 to the Company's Registration Statement on Form
               N-2 (File No. 333-19493), filed with the Commission on
               January 9, 1997)
 10.10    --   Custodial Agreement dated as of December 31, 1996, by and
               among SFC, the Company, First Trust National Association and
               ING Baring (U.S.) Capital Markets, Inc. (incorporated by
               reference to Exhibit f.15 to the Company's Registration
               Statement on Form N-2 (File No. 333-19493), filed with the
               Commission on January 9, 1997)
 10.11    --   Backup Servicing Agreement dated as of December 31, 1996, by and among First Trust National Association, the Company and
               ING Baring (U.S.) Capital Markets, Inc. (incorporated by
               reference to Exhibit f.16 to the Company's Registration
               Statement on Form N-2 (File No. 333-19493), filed with the
               Commission on January 9, 1997)
 10.12    --   Fee Agreement dated as of December 31, 1996, by and among
               the Company, SFC, and ING Baring (U.S.) Capital Markets,
               Inc. (incorporated by reference to Exhibit f.17 to the
               Company's Registration Statement on Form N-2 (File No.
               333-19493), filed with the Commission on January 9, 1997)
 10.13    --   Master Trust Indenture and Security Agreement dated as of
               December 31, 1996, by and among SFC as Issuer, the Company as Servicer and First Trust National Association as Trustee
               (incorporated by reference to Exhibit k.3 to the Company's
               Registration Statement on Form N-2 (File No. 333-19493),
               filed with the Commission on January 9, 1997)
 10.14    --   Second Amendment to Fourth Amended and Restated Loan
               Agreement dated as of October 8, 1997 by and among SII as
               borrower, the Company, as guarantor, the lenders referred to herein, and First Union National Bank, as Agent (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.15    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $25,000,000,
               made by SII in favor of First Union National Bank of Tennessee
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.16    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $7,500,000, made by SII in favor of First American National Bank (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.17    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $15,000,000,
               made by SII in favor of Amsouth Bank of Tennessee
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.18    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $7,500,000, made by SII in favor of First Tennessee Bank National Association
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.19    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Bank of America, FSB (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.20    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Bank One Kentucky, N.A. (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.21    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Texas Commerce Bank National
               Association (incorporated by reference to the exhibits to the
               Company's Registration Statement on Form N-2 (File No.
               333-46051), filed with the Commission on February 11, 1998)
 10.22    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Corestates Bank, N.A. (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.23    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of The First National Bank of Chicago
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.24    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Union Bank of California, N.A.
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.25    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Fleet Bank, N.A. (incorporated by
               reference to the exhibits to the Company's Registration
               Statement on Form N-2 (File No. 333-46051), filed
               with the Commission on February 11, 1998)
 10.26    --   Second Amended and Restated Swingline Note dated October 8,
               1997, in the principal amount of $10,000,000, made by SII in favor of First Union National Bank (incorporated by reference to the exhibits to the Company's Registration Statement
               on Form N-2 (File No. 333-46051), filed
               with the Commission on February 11, 1998)
 10.27*   --   Amended and Restated 1994 Employee Stock Option Plan of the
               Company (incorporated by reference to the corresponding
               exhibit contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the
               Commission on November 23, 1994)
 10.28    --   Form of Indemnification Agreement (incorporated by reference to the corresponding exhibit contained in the Registrant's
               Registration Statement on Form N-2, as amended (File No. 33-
               86680), filed with the Commission on November 23, 1994)
 10.29*   --   1995 Stock Option Plan for Non-Employee Directors
               (incorporated by reference to the corresponding exhibit in the Registrant's Registration Statement on Form N-2, as
               amended (File No. 33-95394), filed with the Commission on
               August 3, 1995)
 10.30*   --   1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 in the Registrant's Financial Report on Form
               10-K for the year ended December 31, 1995, filed with the
               Commission on March 29, 1996)
 10.31*   --   Amendment No. 1 to 1996 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.28 in the
               Registrant's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 26, 1997)
 10.32    --   Custodial Services Agreement with First American Trust
               Company dated March 13, 1992 (incorporated by reference to the corresponding exhibit contained in the Registrant's
               Registration Statement on Form N-2, as amended (File No.
               33-86680), filed with the Commission on November 23, 1994)
 10.33    --   Custodial Services Agreement Supplement with First American
               Trust Company dated January 16, 1995 (incorporated by
               reference to the corresponding exhibit contained in the
               Registrant's Registration Statement on Form N-2, as amended
               (File No. 33-86680), filed with the Commission on November
               23, 1994)

 EXHIBIT
 NUMBER                                          DESCRIPTION
---------                                        -----------
    10.34  --         ISDA Master Agreement dated as of September 13, 1995, by and between the Company and First Union National Bank (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995 filed with the Commission on November 15, 1995)
    10.35  --         ISDA Master Agreement dated as of November 26, 1996, by and between the Company and NationsBank, N.A. (incorporated by reference to
                      Exhibit f.18 to the Company's Registration Statement on Form N-2
                      (File No. 333-19493), filed with the Commission on January 9, 1997)
    10.36  --         ISDA Credit Support Annex to the Schedule to the ISDA Master
                      Agreement dated as of November 26, 1996, by and between the Company and NationsBank, N.A. (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2
                      (File No. 333-46051), filed with the Commission on February 11, 1998)
    10.37  --         Joint Venture Agreement dated as of January 17, 1997 by
                      and among the Company, TD and SCC Canada, Inc..
                      (incorporated by reference to Exhibit k.3 to Amendment No. 1 to the
                      Company's Registration Statement on Form N-2 (File No. 333-19493),
                      filed with the Commission on January 23, 1997)
    21     --         Subsidiaries of the Company
    23     --         Consent of Arthur Andersen LLP
    27     --         Financial Data Schedule (for SEC use only)

--------------------------------------
 *       Compensation Plans

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits. See the exhibits filed herewith.

(d)      Additional Schedules. None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Nashville, Tennessee, on this 26th day of March, 1998.

                                SIRROM CAPITAL CORPORATION

                                By: /s/ George M. Miller, II
                                   ---------------------------------------
                                     George M. Miller, II
                                     Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     Name                                            Title                                 Date
---------------------------------------------      -----------------------------------------          --------------
        /s/ John A. Morris, Jr., M.D.                  Chairman of the Board and Director              March 26, 1998
---------------------------------------------
          John A. Morris, Jr., M.D.

           /s/ George M. Miller, II                 Chief Executive Officer, President and             March 26, 1998
---------------------------------------------       Director (Principal Executive Officer)
             George M. Miller, II


             /s/ Carl W. Stratton                     Chief Financial Officer (Principal               March 26, 1998
---------------------------------------------         Financial and Accounting Officer)
               Carl W. Stratton

             /s/ E. Townes Duncan                                  Director                            March 26, 1998
---------------------------------------------
               E. Townes Duncan

            /s/ William D. Eberle                                  Director                            March 26, 1998
---------------------------------------------
              William D. Eberle

            /s/ Edward J. Mathias                                  Director                            March 26, 1998
---------------------------------------------
              Edward J. Mathias

          /s/ Robert A. McCabe, Jr.                                Director                            March 26, 1998
---------------------------------------------
            Robert A. McCabe, Jr.

          /s/ Raymond H. Pirtle, Jr.                               Director                            March 26, 1998
---------------------------------------------
            Raymond H. Pirtle, Jr.

           /s/ Keith M. Thompson                                   Director                            March 26, 1998
---------------------------------------------
             Keith M. Thompson

         /s/ Christopher H. Williams                               Director                            March 26, 1998
---------------------------------------------
          Christopher H. Williams

             /s/ L. Edward Wilson                                  Director                            March 26, 1998
---------------------------------------------
               L. Edward Wilson

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.1   --     Acquisition Agreement by and among the Company, Sirrom Capital
               Acquisition Corporation, Sirrom, Ltd., Harris Williams & Co.,
               L.P. and Harris Williams & Co. dated as of May 16, 1996
               (incorporated by reference to Exhibit k.9 to the Company's
               Registration Statement on Form N-2 (File No. 333-4023), filed with the Commission on May 17, 1996)
  3.1     --   Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly
               Report on Form 10-Q for the period ending September 30,
               1996), filed with the Commission on November 14, 1996)
  3.2     --   Bylaws of the Company (incorporated by reference to exhibit
               b. contained in the Registrant's Registration Statement on
               Form N-2, as amended (File No. 33-86680), filed with the
               Commission on November 23, 1994)
  3.3     --   Amendment No. 1 to Bylaws (incorporated by reference to the
               Registrant's Quarterly Report on Form 10-Q for the period
               ended March 30, 1995 filed with the Commission on May 12,
               1995)
  4.1     --   Instruments defining rights of holders of securities: See
               Paragraph 6 of the Company's Amended and Restated Charter
               (incorporated by reference to Exhibit 3.1 to the
               Registrant's Quarterly Report on Form 10-Q for the period
               ending September 30, 1996, filed with the Commission on
               November 14, 1996)
  4.2     --   Equity Holders Agreement dated as of November 1, 1994 by and among the Partnership and the other signatories thereto
               (incorporated by reference to the corresponding exhibit
               contained in the Registrant's Registration Statement on Form
               N-2, as amended (File No. 33-86680), filed with the
               Commission on November 23, 1994)
  4.3     --   Amended and Restated Dividend Reinvestment Plan of the
               Company (incorporated by reference to the exhibits to the
               Company's Registration Statement on Form N-2 (File No.
               333-46051) filed with the Commission on February 11, 1998)
 10.1     --   Fourth Amended and Restated Loan Agreement dated as of
               August 16, 1996, by and among SII, as borrower, the Company, as guarantor, the lenders referred to herein, and First
               Union National Bank of Tennessee, as Agent (incorporated by reference to Exhibit 7.1 to SII's Post-Effective Amendment
               No. 1 to Registration Statement on Form N-5 (File No.
               811-7779), filed with the Commission on November 7, 1996)
 10.2     --   Third Amended and Restated Security Agreement dated August
               16, 1996, by and between SII and First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.7 to
               SII's Post-Effective Amendment No. 1 to Registration
               Statement on Form N-5 (File No. 811-7779), filed with the
               Commission on November 7, 1996)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.3     --   Amended and Restated Borrower Pledge Agreement dated August
               16, 1996, made by SII in favor of First Union National Bank of Tennessee (incorporated by reference to Exhibit 7.8 to
               SII's Post-Effective Amendment No. 1 to Registration
               Statement on Form N-5 (File No. 811-7779), filed with the
               Commission on November 7, 1996)
 10.4     --   Amended and Restated Security Agreement dated as of August
               16, 1996, by and between SII and the SBA (incorporated by
               reference to Exhibit 7.10 to SII's Post-Effective Amendment
               No. 1 to Registration Statement on Form N-5 (File No.
               811-7779), filed with the Commission on November 7, 1996)
 10.5     --   Amended and Restated Pledge Agreement dated as of August 16,
               1996, by and between SII and the SBA (incorporated by
               reference to Exhibit 7.11 to SII's Post-Effective Amendment
               No. 1 to Registration Statement on Form N-5 (File No.
               811-7779), filed with the Commission on November 7, 1996)
 10.6     --   Guaranty Agreement dated August 16, 1996 by and between the
               Company and the SBA (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the period
               ending September 30, 1996, filed with the Commission on
               November 14, 1996)
 10.7     --   Master Trust Indenture and Security Agreement Supplement
               dated as of December 31, 1996, by and between SFC as Issuer, the Company as Servicer, First Trust National Association as
               Trustee and ING Baring (U.S.) Capital Markets, Inc.
               (incorporated by reference to Exhibit f.12 to the Company's
               Registration Statement on Form N-2 (File No. 333-19493),
               filed with the Commission on January 9, 1997)
 10.8     --   Revolving Note, Series 1996-1 dated December 31, 1996, with a principal amount of $100,000,000 made by SFC in favor of
               First Trust National Association (incorporated by reference to Exhibit f.13 to Amendment No. 1 to the Company's
               Registration Statement on Form N-2 (File No. 333-19493),
               filed with the Commission on January 23, 1997)
 10.9     --   Loan Sale and Contribution Agreement dated as of December
               31, 1996, by and between the Company as Originator and
               Servicer and SFC as Buyer (incorporated by reference to
               Exhibit f.14 to the Company's Registration Statement on Form
               N-2 (File No. 333-19493), filed with the Commission on
               January 9, 1997)
 10.10    --   Custodial Agreement dated as of December 31, 1996, by and
               among SFC, the Company, First Trust National Association and
               ING Baring (U.S.) Capital Markets, Inc. (incorporated by
               reference to Exhibit f.15 to the Company's Registration
               Statement on Form N-2 (File No. 333-19493), filed with the
               Commission on January 9, 1997)
 10.11    --   Backup Servicing Agreement dated as of December 31, 1996, by and among First Trust National Association, the Company and
               ING Baring (U.S.) Capital Markets, Inc. (incorporated by
               reference to Exhibit f.16 to the Company's Registration
               Statement on Form N-2 (File No. 333-19493), filed with the
               Commission on January 9, 1997)
 10.12    --   Fee Agreement dated as of December 31, 1996, by and among
               the Company, SFC, and ING Baring (U.S.) Capital Markets,
               Inc. (incorporated by reference to Exhibit f.17 to the
               Company's Registration Statement on Form N-2 (File No.
               333-19493), filed with the Commission on January 9, 1997)
 10.13    --   Master Trust Indenture and Security Agreement dated as of
               December 31, 1996, by and among SFC as Issuer, the Company as Servicer and First Trust National Association as Trustee
               (incorporated by reference to Exhibit k.3 to the Company's
               Registration Statement on Form N-2 (File No. 333-19493),
               filed with the Commission on January 9, 1997)
 10.14    --   Second Amendment to Fourth Amended and Restated Loan
               Agreement dated as of October 8, 1997 by and among SII as
               borrower, the Company, as guarantor, the lenders referred to herein, and First Union National Bank, as Agent (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.15    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $25,000,000,
               made by SII in favor of First Union National Bank of Tennessee
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.16    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $7,500,000, made by SII in favor of First American National Bank (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.17    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $15,000,000,
               made by SII in favor of Amsouth Bank of Tennessee
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.18    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $7,500,000, made by SII in favor of First Tennessee Bank National Association
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.19    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Bank of America, FSB (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.20    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Bank One Kentucky, N.A. (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.21    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Texas Commerce Bank National
               Association (incorporated by reference to the exhibits to the
               Company's Registration Statement on Form N-2 (File No.
               333-46051), filed with the Commission on February 11, 1998)
 10.22    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Corestates Bank, N.A. (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on
               February 11, 1998)
 10.23    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of The First National Bank of Chicago
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.24    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Union Bank of California, N.A.
               (incorporated by reference to the exhibits to the Company's
               Registration Statement on Form N-2 (File No. 333-46051), filed with the Commission on February 11, 1998)
 10.25    --   Fifth Amended and Restated Revolving Credit Note dated
               October 8, 1997, in the principal amount of $10,000,000,
               made by SII in favor of Fleet Bank, N.A. (incorporated by
               reference to the exhibits to the Company's Registration
               Statement on Form N-2 (File No. 333-46051), filed
               with the Commission on February 11, 1998)
 10.26    --   Second Amended and Restated Swingline Note dated October 8,
               1997, in the principal amount of $10,000,000, made by SII in favor of First Union National Bank (incorporated by reference to the exhibits to the Company's Registration Statement
               on Form N-2 (File No. 333-46051), filed
               with the Commission on February 11, 1998)
 10.27*   --   Amended and Restated 1994 Employee Stock Option Plan of the
               Company (incorporated by reference to the corresponding
               exhibit contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the
               Commission on November 23, 1994)
 10.28    --   Form of Indemnification Agreement (incorporated by reference to the corresponding exhibit contained in the Registrant's
               Registration Statement on Form N-2, as amended (File No. 33-
               86680), filed with the Commission on November 23, 1994)
 10.29*   --   1995 Stock Option Plan for Non-Employee Directors
               (incorporated by reference to the corresponding exhibit in the Registrant's Registration Statement on Form N-2, as
               amended (File No. 33-95394), filed with the Commission on
               August 3, 1995)
 10.30*   --   1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 in the Registrant's Financial Report on Form
               10-K for the year ended December 31, 1995, filed with the
               Commission on March 29, 1996)
 10.31*   --   Amendment No. 1 to 1996 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.28 in the
               Registrant's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 26, 1997)
 10.32    --   Custodial Services Agreement with First American Trust
               Company dated March 13, 1992 (incorporated by reference to the corresponding exhibit contained in the Registrant's
               Registration Statement on Form N-2, as amended (File No.
               33-86680), filed with the Commission on November 23, 1994)
 10.33    --   Custodial Services Agreement Supplement with First American
               Trust Company dated January 16, 1995 (incorporated by
               reference to the corresponding exhibit contained in the
               Registrant's Registration Statement on Form N-2, as amended
               (File No. 33-86680), filed with the Commission on November
               23, 1994)

 EXHIBIT
 NUMBER                                          DESCRIPTION
---------                                        -----------
    10.34  --         ISDA Master Agreement dated as of September 13, 1995, by and between the Company and First Union National Bank (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995 filed with the Commission on November 15, 1995)
    10.35  --         ISDA Master Agreement dated as of November 26, 1996, by and between the Company and NationsBank, N.A. (incorporated by reference to
                      Exhibit f.18 to the Company's Registration Statement on Form N-2
                      (File No. 333-19493), filed with the Commission on January 9, 1997)
    10.36  --         ISDA Credit Support Annex to the Schedule to the ISDA Master
                      Agreement dated as of November 26, 1996, by and between the Company and NationsBank, N.A. (incorporated by reference to the exhibits to the Company's Registration Statement on Form N-2
                      (File No. 333-46051), filed with the Commission on February 11, 1998)
    10.37  --         Joint Venture Agreement dated as of January 17, 1997 by
                      and among the Company, TD and SCC Canada, Inc..
                      (incorporated by reference to Exhibit k.3 to Amendment No. 1 to the
                      Company's Registration Statement on Form N-2 (File No. 333-19493),
                      filed with the Commission on January 23, 1997)
    21     --         Subsidiaries of the Company
    23     --         Consent of Arthur Andersen LLP
    27     --         Financial Data Schedule (for SEC use only)

--------------------------------------
 *       Compensation Plans

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits. See the exhibits filed herewith.

(d)      Additional Schedules. None.