Form 10-Q
period 1998-03-31
SIRROM CAPITAL CORP
filed 1998-05-15
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on April 29, 1998 was 37,201,138.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------

Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998               3

Consolidated Statements of Operations for the Three Months Ended
  March 31, 1997 and 1998                                                            4

Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1997 and 1998                                                            5

Notes to Consolidated Financial Statements                                           6

Consolidated Portfolio of Investments as of December 31, 1997                       15

Consolidated Portfolio of Investments as of March 31, 1998                          28


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General                                                                             38

Results of Operations                                                               38

Financial Condition, Liquidity and Capital Resources                                41

Portfolio Turnover and Credit Quality                                               42

Year 2000                                                                           43

Impact of Inflation                                                                 43

Risks                                                                               43


PART II. OTHER INFORMATION                                                          45

ITEM 1. LEGAL PROCEEDINGS                                                           45

ITEM 2. CHANGES IN SECURITIES                                                       45

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                             45

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         45

ITEM 5. OTHER INFORMATION                                                           45

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                            46

SIGNATURES

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,           MARCH 31,
                                                             1997                 1998
                                                         ------------         ------------
ASSETS                                                     (audited)          (unaudited)
Investments, at fair value:
     Loans                                               $412,005,353         $465,238,245
     Equity interests                                      55,210,669           56,332,341
     Warrants                                              24,543,035           33,047,474
     Other                                                  2,440,503              330,704
                                                         ------------         ------------
         Total investments (cost of $483,417,884
              and $544,633,328, respectively)             494,199,560          554,948,764

     Investment in unconsolidated subsidiary                  924,959            2,201,466
     Cash and cash equivalents                              3,024,608              471,542
     Interest receivable                                    4,483,640            4,946,252
     Receivable from sale of investment                     1,498,240            1,243,833
     Debt financing costs (less accumulated
           amortization of $1,776,700 and
           $2,010,025, respectively)                        3,989,904            4,526,804
     Furniture and equipment (less accumulated
           depreciation of $198,248 and $261,244,
           respectively)                                      918,253            1,107,596
     Other assets                                             197,235              439,413
                                                         ------------         ------------

         Total assets                                    $509,236,399         $569,885,670
                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Debentures payable to Small Business
         Administration                                  $ 90,000,000         $101,000,000
    Revolving credit facilities                           124,250,000           31,515,000
    Interest payable                                        1,576,600            1,773,813
    Accounts payable, accrued expenses
         and other liabilities                              5,435,621            5,374,820
    Dividend payable                                        5,405,267                    0
    Accrued taxes payable                                     600,000              400,000
                                                         ------------         ------------

          Total liabilities                               227,267,488          140,063,633
                                                         ------------         ------------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value                             251,056,925          395,955,745
   Notes receivable from employees                           (648,442)            (592,145)
   Undistributed net realized earnings                     20,778,752           24,143,001
   Unrealized appreciation of investments                  10,781,676           10,315,436
                                                         ------------         ------------

          Total shareholders' equity                      281,968,911          429,822,037
                                                         ------------         ------------

          Total liabilities and shareholders'
                  equity                                 $509,236,399         $569,885,670
                                                         ============         ============

        The accompanying notes are an integral part of these statements.

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three                  Three
                                                  Months Ended           Months Ended
                                                  March 31,1997         March 31, 1998
                                                  -------------         --------------
Operating Income:
    Interest on investments                        $  8,028,286          $ 14,112,374
    Loan processing and other fees                    1,694,320             1,961,246
    Other income                                         17,584                11,558
                                                   ------------          ------------
          Total operating income                      9,740,190            16,085,178

Operating Expenses:
    Interest expense                                  2,141,609             4,178,999
    Salaries and benefits                               791,456             1,662,771
    Other operating expenses                            614,417             1,143,962
    Amortization expense                                207,525               233,901
                                                   ------------          ------------
          Total operating expenses                    3,755,007             7,219,633

Pretax income of unconsolidated subsidiary
   (before taxes of $72,360 and $684,337)               241,201             1,960,844
                                                   ------------          ------------

          Net operating income                        6,226,384            10,826,389

    Net realized gain on investments                  4,456,891             1,187,405
    Change in unrealized depreciation
          of investments                             (4,487,800)             (466,240)
    Provision for income taxes                        2,309,480               684,337
                                                   ------------          ------------

    Net increase in shareholders'
         equity resulting from operations          $  3,885,995          $ 10,863,217
                                                   ============          ============

Net increase in shareholders' equity resulting
  from operations per share:
         Basic                                     $       0.14          $       0.33
                                                   ============          ============
         Diluted                                   $       0.13          $       0.31
                                                   ============          ============



        The accompanying notes are an integral part of these statements.

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE                  THREE
                                                                            MONTHS ENDED           MONTHS ENDED
                                                                           MARCH 31, 1997         MARCH 31, 1998
                                                                           --------------         --------------
Operating Activities:
     Net increase in shareholders' equity resulting from operations         $   3,885,995          $  10,863,217
     Adjustments to reconcile net increase to net cash
         provided by operating activities:
         Net unrealized depreciation of investments                             4,487,800                466,240
         Net realized gain on investments                                      (4,456,891)            (1,187,405)
         Increase in equity of unconsolidated subsidiary                         (168,829)            (1,276,507)
         Amortization of debenture costs                                          269,025                233,037
         (Increase) decrease in interest receivable                               235,026               (462,612)
         Increase (decrease) in accounts payable and                             (131,367)               449,025
           accrued expenses
         Amortization of organization costs                                         1,500                    864
         Depreciation of fixed assets                                              12,437                 62,997
         (Increase) decrease in other assets                                      (32,634)                56,958
         Decrease in accrued taxes payable                                     (1,517,278)              (200,000)
         Increase in interest payable                                              95,046                197,213
                                                                            -------------          -------------
         Net cash provided by operating activities                              2,679,830              9,203,027
                                                                            -------------          -------------
Investing Activities:
         Loan principal repayments                                             17,160,023             28,586,390
         Proceeds from sale of equities and other investments                   3,475,142              6,019,053
         Investments originated or acquired                                   (68,399,786)           (95,188,911)
         Purchase of fixed assets                                                 (29,349)              (252,340)
                                                                            -------------          -------------
         Net cash used in investing activities                                (47,793,970)           (60,835,808)
                                                                            -------------          -------------

Financing Activities:
         Proceeds from debentures payable to                                            0             11,000,000
           Small Business Administration
         Proceeds from revolving credit facilities                             17,550,132             84,432,000
         Repayment of revolving credit facilities                             (48,408,345)          (177,167,000)
         Increase in debenture costs                                             (452,421)              (769,937)
         Issuance of common stock                                             109,946,441            144,550,000
         Stock options exercised                                                   74,000                348,820
         Payments on notes receivable from employees                              862,627                 56,297
         Payment of dividends                                                  (4,437,910)           (13,370,465)
         Employee shares repurchased                                             (102,614)                     0
                                                                            -------------          -------------
         Net cash provided by financing activities                             75,031,910             49,079,715
                                                                            -------------          -------------

Increase (decrease) in cash and cash equivalents                               29,917,770             (2,553,066)
Cash and cash equivalents, beginning of period                                  4,611,532              3,024,608
                                                                            -------------          -------------
Cash and cash equivalents, end of period                                    $  34,529,302          $     471,542
                                                                            =============          =============

Supplemental disclosures of cash flow information:
         Interest paid                                                      $   1,956,016          $   3,704,337
                                                                            =============          =============
         Taxes paid                                                         $   3,738,278          $     200,000
                                                                            =============          =============
         Loans transferred to other investments                             $     486,777          $           0
                                                                            =============          =============
         Loans transferred to equity interests                              $   1,175,000          $   5,093,712
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

     The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its shareholders' equity through the appreciation in value of the equity interests in its portfolio companies that are primarily small, privately owned companies. The Company targets small businesses that the Company believes meet certain characteristics, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company makes investments in micro-cap public companies that are marketed under the name Tandem Capital, Inc. ("Tandem") and provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co. ("Harris Williams").

     The Company is a non-diversified, closed-end investment company, that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). Prior to August 1996, the Company was also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958, as amended (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. In August 1996, the Company transferred its SBIC operations, including its SBIC license, and the majority of its assets and liabilities, to its wholly-owned subsidiary, Sirrom Investments Inc. ("SII"), a Tennessee corporation. Under applicable SBA regulations, SII is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act. In December 1996, the Company formed Sirrom Funding Corporation ("SFC"), a closed-end, non-diversified investment company. SFC is a bankruptcy remote subsidiary that purchases loans and warrants from the Company on a true-sale basis and holds them as collateral for a $100.0 million revolving credit facility. The Company, SII and SFC have each elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

     In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. ("Harris Williams") for 1,796,908 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams has been accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1997 and March 31, 1998 and the consolidated statements of operations and cash flows for the quarter ended March 31, 1997 and 1998 reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

     The Company has a 40% ownership interest in a Canadian company, SCC Canada Inc., that provides loan origination and processing services for loans to Canadian companies. The Company's ownership interest in SCC Canada Inc. is immaterial to its financial position and is accounted for under the equity method of accounting.

2.   INTERIM FINANCIAL STATEMENTS

     Certain notes and other information have been omitted form the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Shares of stock and warrants of public companies that the Company is not permitted to sell in the public market as a result of securities law restrictions, lock-up agreements and other similar restrictions are typically valued at 80% of market value at March 31, 1998 and 70% of market value at December 31, 1997. All other publicly traded stocks are typically valued at 95% of market value at the balance sheet at March 31, 1998 and 90% of market value at December 31, 1997.

     At March 31, 1998 and December 31, 1997, the investment portfolio included investments totaling $542,919,000 and $482,652,000, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

  Description of Loans Terms

     The loans to small business concerns included in investments bear interest at rates ranging from 6.00% to 16.50%. Typically, interest is payable in monthly or quarterly installments over five years with the entire principal amount typically due at maturity. These loans are generally collateralized by liens on the assets of the borrower and/or guarantees. Certain of these liens may be subject to prior liens.

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

  Debt Financing Costs

     SBA debenture costs are amortized over ten years, which represents the term of the fourteen SBA debentures (See Note 5). Financing costs related to the revolving credit facilities are amortized over the term of the credit agreements.

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

  Net Increase In Shareholders' Equity Resulting From Operations per Share

     Net increase in shareholders' equity resulting from operations per share is calculated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128. Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted. See
Note 9 for the Company's computation of these amounts.

  New Accounting Pronouncement

     In June 1997, the SFAS No. 130, "Reporting Comprehensive Income," was issued. The Company has adopted this standard which requires the display of comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes all components of the net increase in shareholder's equity reported in the statement of operations.

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

4.   INVESTMENTS

     Investments consist primarily of loans made and warrants obtained from borrowers. Investments are recorded at fair value as determined by the directors or by current market prices, if available, in accordance with the Company's valuation policy (See Note 3). While the Company markets to borrowers throughout the United States, approximately 56% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States and Texas.

     The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $27,717,592 and $38,066,659 at December 31, 1997 and March 31, 1998, respectively. The aggregate fair values of these loans as determined by the Company's directors totaled $17,052,737 and $23,135,525 at December 31, 1997 and March 31, 1998, respectively.

     Included in the investment portfolio at December 31, 1997 are other assets which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. Included in the investment portfolio at March 31, 1998 are assets which consist of rights to royalty payments and certain intangible assets. The aggregate cost of other assets at December 31, 1997 and March 31, 1998 was $4,240,503 and $2,270,704,
respectively, which represents the cost basis of the original loans plus capitalized workout expenses. The Company's directors have estimated the fair value of these assets to be $2,440,503 and $330,704 at December 31, 1997 and March 31, 1998, respectively.

5.   DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of March 31, 1998, SII had fourteen debentures totaling $101.0 million payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:

               DATE                                                       AMOUNT
              -------                                                  ------------

                2002                                                    $ 10,000,000
                2003                                                      24,000,000
                2004                                                      17,000,000
                2005                                                      22,260,000
                2006                                                      16,740,000
                2008                                                      11,000,000
                                                                        ------------
                                                                        $101,000,000
                                                                        ============

     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the periods ended March 31, 1997 and 1998 totaled $1,557,902 and $1,571,222, respectively.

     The SBA and the lenders of the $125.0 million revolving credit facility are equally secured by the assets of SII. The debentures are also guaranteed by the Company.

6.   REVOLVING CREDIT FACILITIES

     Revolving credit facilities consist of the following at December 31, 1997 and March 31, 1998:

                                                                              DECEMBER 31,            MARCH 31,
                                                                                 1997                   1998
                                                                            -------------          -------------

$125.0 million revolving facility                                           $  61,500,000          $   4,515,000
$100.0 million revolving facility                                              62,750,000             27,000,000
                                                                            -------------          -------------
          Total revolving credit facilities                                 $ 124,250,000          $  31,515,000
                                                                            =============          =============

     The $125.0 million revolving credit facility is payable by SII to a syndicate of lenders. The facility consists of a swingline totaling $15.0 million which bears interest at prime minus 0.5%, and the balance of the facility bears interest at either LIBOR plus 1.75% or prime plus 0.5% at SII's discretion. Borrowing under the facility is based on the principal amount of eligible loans and public securities in SII's portfolio. The revolving credit agreement imposes certain operating restrictions on the Company and SII such as requiring lender approval of certain mergers and acquisitions, changes in management, and payment of dividends in excess of those required to maintain RIC status. The agreement contains financial covenants that require SII to maintain a certain level of tangible net worth and meet ratios related to interest coverage, non-accrual/delinquent loans and loan losses. As of March 31, 1998, the Company and SII were in compliance with these covenants. The revolving credit lenders and the SBA are equally secured by all assets of SII and the revolving credit facility is guaranteed by the Company. The facility expires on May 31, 2000.

     As of March 31, 1998, the Company had entered into an interest rate swap agreement under the $125.0 million revolving credit facility. In the agreement, the Company swapped the variable rate on $45.0 million in borrowings to a fixed rate of 8.12%. This swap expires in

May 2000. Interest expense on the revolving credit facility, including the interest rate swaps and a quarterly fee of .25% per annum on the total revolving credit facility for the periods ended March 31, 1997 and March 31, 1998 was $418,734 and $1,233,719, respectively.

     At December 31, 1996 SFC entered into a $100.0 million revolving credit facility with a financial institution. SFC purchases loans and the related warrants originated by the Company, and funds substantially all such purchases with borrowings under the facility. The facility is funded by commercial paper sold by the financial institution, and bears interest at the stated rate on the commercial paper sold plus 2.25%. SFC is generally able to borrow up to 70% of the principal amount of conforming loans that are pledged to secure the credit facility. At March 31, 1998, investments with a cost and fair value of approximately $129,018,000 and $137,087,000, respectively, had been contributed or sold to SFC by the Company and were pledged as collateral under the facility. The facility agreement contains operational restrictions such as requiring lender approval of certain mergers and acquisitions and changes in management. The facility agreement also contains financial covenants related to tangible net worth, loan delinquency and loan defaults. As of March 31, 1998, the Company and SFC were in compliance with those covenants. The Company may borrow under the facility until December 31, 2001, and the facility expires on January 5, 2007.

     To hedge its exposure under the $100 million revolving credit facility, in 1996 the Company entered into several interest rate swap agreements in which the Company exchanged variable commercial paper rates on $100 million notional amount. During the period from January 1998 through December 1999, the Company swapped the variable commercial paper rate to a fixed rate of 6.00%. During the period from January 2000 through December 2001, the Company put in place a collar that caps the variable commercial paper rate at 6.95% in exchange for a floor at 6.00%. Pursuant to the terms of the swaps, the Company was required to post cash collateral to secure its obligations thereunder. In March 1998, a new counterparty assumed the previous counterparty's obligations under the swaps, and the swaps were modified to eliminate the cash collateral requirement and to increase the cap to 7.35% during the January 2000 through December 2001 period. These rates do not include the 2.25% fee charged by the financial institution on amounts borrowed under the facility.

     Interest expense on the $100.0 million credit facility including the swaps and a monthly fee of .50% per annum on the unused portion of the facility totaled $157,634 and $1,254,862 for the quarter ended March 31, 1997 and March 31, 1998, respectively.

7.   INCOME TAXES

     For the quarters ended March 31, 1997 and 1998, the Company provided for federal income tax at a 35% rate on undistributed realized long-term capital gains, excise taxes at a 4% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 13). For the quarters ended March 31, 1997 and 1998, the provision for income taxes totaled $2,309,480 and $684,337, respectively.

8.   STOCK OPTION PLANS

     Employee Stock Option Plan

     The Company's two employee stock option plans, the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan"), and the 1996 Employee Stock Incentive Plan, as amended (the "1996 Plan") provide for the granting of options for up to 1,000,000 and 5,707,098 shares, respectively, of common stock to selected employees at an exercise price not less than the fair market value of the common stock on the date of the grant. The terms of each award are determined by the Board of Directors. The options vest over a five year period from the date of grant and expire ten years from the date of grant.

     A summary of stock option activity related to the plans.

                                                                    PRICE RANGE
                                                                     PER SHARE            SHARES
                                                                     ---------            ------

Outstanding, December 31, 1995                                                              933,932
        Granted                                                     $9.33-17.875          1,535,162
        Exercised                                                    $6.75-8.938             30,000
        Forfeited                                                   $9.25-13.167             50,000
                                                                                          ---------
Outstanding, December 31, 1996                                                            2,389,094
        Granted                                                   $13.969-23.875          3,118,004
        Exercised                                                   $5.50-13.969            134,000
        Forfeited                                                    $9.25-17.50             42,000
                                                                                          ---------
Outstanding, December 31, 1997
        Granted                                                     $23.50-25.75          5,331,098
        Exercised                                                    $6.75-17.50            425,000
        Forfeited                                                             --             22,000
Outstanding, March 31, 1998                                                               5,734,098
                                                                                          =========


  Directors Stock Option Plan

     During 1995, the Company adopted a 1995 Stock Option Plan for
Non-Employee Directors which permits the issuance of options to purchase the Company's common stock to non-employee directors. The Plan reserves 228,000 shares of common stock for automatic grant. Directors elected prior to December 1, 1994 will receive options to purchase 36,000 shares and directors elected after December 1, 1994 will receive options to purchase 24,000 shares. Upon the initial election of a future non-employee director, an option to acquire 12,000 shares of common stock will be issued to the director. Under the terms of the Plan, the options' exercise price may not be less than the fair market value of a share of common stock on date of grant. No options were granted in 1995. In 1996, 168,000 options were granted at an exercise price of $12.125 which were outstanding at December 31, 1996. In 1997, 12,000 options were granted at an exercise price of $13.968. No shares were exercised prior to

1997, 11,600 shares were exercised during 1997 and no shares were exercised in the first quarter of 1998. No shares have been forfeited to date.

9.  SECONDARY OFFERING

    In March 1998, the Company completed a public offering of 6,000,000 shares of common stock at a price of $25.50 per share. The net proceeds to the Company of the offering, after underwriting commissions and expenses, were approximately 144,550,000.

10. NET INCREASE IN SHAREHOLDERS' EQUITY PER SHARE

   The Company computes the net increase in shareholders' equity from operations per common share-basic by dividing the net increase in shareholders' equity from operations by the weighted average number of common shares outstanding during the quarter, which was 27,837,174 and 32,499,984 for the quarters ended March 31, 1997 and 1998, respectively. For the calculation of the net increase in shareholders' equity from operations per common share-diluted, the Company increases the weighted average number of shares for the potential dilutive effect of outstanding stock options. The weighted average shares outstanding considering the effect of the stock options outstanding was 28,923,180 and 35,000,579 for the quarters ended March 31, 1997 and 1998, respectively.

    In December 1997, the Company declared a dividend derived from capital gains totaling $5,405,267 payable in January 1998. On March 20, 1998, the Company paid a dividend of $7,929,151 from net investment income to shareholders of record as of February 27, 1998.

11. STOCK SPLIT

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

12. COMMITMENTS AND CONTINGENCIES

    As of March 31, 1998, the Company had outstanding loan commitments totaling $10,150,000. These commitments were made in the ordinary course of the Company's business and are generally on the same terms as loans to existing borrowers.

    As of March 31, 1998, the Company had guaranteed letters of credit issued by a commercial bank for one of its portfolio companies in the amount of $1,122,800. The letters of credit expire May 13, 1998 and August 31, 1998.

    The Company has made a commitment under a joint venture agreement to fund up to $100.0 million (in Canadian dollars) in loans to Canadian companies.

13. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

    As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheets for Harris Williams as of December 31, 1997 and March 31, 1998 and statements of income for the quarters ended March 31, 1997 and 1998 are as follows:

                                 BALANCE SHEETS

                                                                             DECEMBER 31,           MARCH 31,
                                                                                1997                  1998
                                                                            -------------         -------------
ASSETS
         Cash and cash equivalents                                          $     282,913          $   1,631,916
         Accounts receivable                                                      674,256              3,690,287
         Other assets, net                                                      1,645,857                338,240
                                                                            -------------          -------------
              Total Assets                                                  $   2,603,026          $   5,660,443
                                                                            =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities                                                        $   1,678,067          $   3,458,976
         Shareholders' equity                                                     924,959              2,201,467
                                                                            -------------          -------------
              Total liabilities and shareholders' equity                    $   2,603,026          $   5,660,443
                                                                            =============          =============

                              STATEMENTS OF INCOME

                                                                                  QUARTER ENDED MARCH 31,
                                                                                 1997                1998
                                                                            -------------          -------------
REVENUES:
         Fee income                                                         $     805,827          $   3,991,246
         Expense reimbursements and other                                         110,430                188,246
                                                                            -------------          -------------
                                                                                  916,257              4,179,492
                                                                            -------------          -------------

EXPENSES:
         Salaries and benefits                                                    417,729              1,736,105
         Operating expenses                                                       257,327                482,543
                                                                            -------------          -------------
              Total expenses                                                      675,056              2,218,648
                                                                            -------------          -------------
         Pre-tax operating income                                                 241,201              1,960,844
         Provision for income taxes                                                72,360                684,377
                                                                            -------------          -------------
              Net income                                                    $     168,841          $   1,276,507
                                                                            =============          =============


    Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and success fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

    Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation. Accordingly for the quarters ended March 31, 1997 and 1998, Harris Williams has provided federal income taxes of $72,360 and $684,377, respectively, which is included in provision for income taxes in the accompanying consolidated statements of operations.

    Harris Williams reimburses the Company for certain expenses which totaled $96,516 and $121,816 for the quarters ended March 31, 1997 and 1998. Expense reimbursements are reflected as a reduction in operating expenses in the Company's consolidated statements of operations. Harris Williams has a receivable from the Company as of March 31, 1998 totaling $2,279,753, which is included in accounts payable in the Company's consolidated balance sheet.

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

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Precision Panel Products, Inc. ..................   1/11/02   $  2,348,026    14.00%    $  2,348,026
Pritchard Paint & Glass Co. .....................   2/14/01        767,431    14.00          767,431
Pritchard Paint & Glass Co. .....................   2/10/01        200,000    14.00          200,000
Proamics Corporation.............................   7/31/02      1,000,000    13.00        1,000,000
Professional Training Services, Inc. ............   9/30/02      3,400,000    13.25        3,400,000
Protect America, Inc. ...........................   1/30/02      3,905,000    13.50        3,923,996
R & R International, Inc. .......................   6/30/02      2,000,000    13.25        2,000,000
Ready Personnel, Inc. ...........................   12/3/02      3,000,000    13.25        3,000,000
Recompute Corporation............................   2/21/02      2,300,000    13.50        2,355,000
Reef Chemical Company, Inc. .....................   9/23/02      2,700,000    13.75        2,720,000
Relax the Back Corporation.......................   10/1/02      2,500,000    13.00        2,500,000
Rocky Mountain Radio Company LLC.................  11/10/01      3,000,000    13.50        3,000,000
Rynel Ltd., Inc. ................................   10/1/01      1,250,000    14.00        1,250,000
Saraventures Fixtures Inc. ......................   5/23/02      8,307,376    14.00        4,807,376
Sheet Metal Specialties, Inc. ...................   6/20/01        250,000    14.00          250,000
Sheet Metal Specialties, Inc. ...................   12/4/01        211,750    12.00          211,750
Sheet Metal Specialties, Inc. ...................   1/24/02         38,250    12.00           38,250
SkillMaster, Inc. ...............................   3/30/02      2,475,000    13.75        2,479,170
SkillSearch Corporation..........................    2/5/98        496,000    13.00          500,153
Solutioneering, Inc. ............................   3/31/02      2,000,000    13.75        2,000,000
Southern Specialty Brands, Inc. .................   6/30/02      1,732,500    14.00        1,739,508
Southern Therapy, Inc. ..........................   4/22/02      1,000,000    13.50        1,000,000
Southern Therapy, Inc. ..........................   7/28/02        500,000    13.50          500,000
Stealth Engineering, Inc. .......................  12/31/02      1,500,000    13.50        1,500,000
Stratford Safety Products, Inc. .................    3/1/02      2,125,000    13.50        2,138,750
Sub 1 Corporation (d/b/a Risk Management)........   10/8/02        750,000    14.00          750,000
Summit Publishing Group, Ltd. ...................   3/17/99      1,485,000    12.00        1,496,500
Summit Publishing Group, Ltd. ...................   7/26/01        625,000    14.00          625,000
Summit Publishing Group, Ltd. ...................   1/16/98        250,000    14.00          250,000
Suncoast Medical Group, Inc. ....................   9/14/99        485,000    13.50           91,998
Suncoast Medical Group, Inc. ....................    6/7/00        495,000    14.00          420,913
Suncoast Medical Group, Inc. ....................   2/23/01        522,000    14.00          447,747
Suncoast Medical Group, Inc. ....................   2/23/01         71,700    14.00           21,700
Suncoast Medical Group, Inc. ....................  12/31/98        625,000    13.50                0
TAC Systems, Inc. ...............................   3/27/02      1,012,000    14.00        1,012,000
TAC Systems, Inc. ...............................   1/31/98        500,000    14.00          500,000
TCOM Systems, Inc. ..............................   3/30/04        397,740     0.00          397,740
TeleCommunication Systems, Inc. .................   9/20/02      3,000,000    14.00        3,000,000
Telecontrol Systems, Inc. .......................   9/30/02      2,500,000    14.00        2,500,000
Temps & Co., Inc. ...............................   5/12/02      3,000,000    13.25        3,000,000
The Moorings, LLC................................  12/31/01      1,655,500    13.00        1,799,050
The Moorings, LLC................................  11/17/02      2,500,000    13.00        2,500,000
Thomas Holding Company (d/b/a Sports & Social
  Clubs of the U.S.).............................   5/21/02      1,500,000    13.50        1,500,000
Tie and Track Systems, Inc.......................  10/31/02      1,500,000    13.50        1,500,000
Towne Services, Inc. ............................  12/18/02      1,500,000    14.00        1,500,000

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

                                                                           COST OR
                                               NUMBER OF    PERCENTAGE   CONTRIBUTED
EQUITY INTERESTS                                 SHARES     OWNERSHIP       VALUE        FAIR VALUE
----------------                               ----------   ----------   ------------   ------------
PUBLICLY TRADED INVESTMENTS
American Consolidated Laboratories, Inc.
  Common Stock...............................   1,000,000      9.20%     $  1,000,000   $    175,000
American Network Exchange, Inc. Common
  Stock......................................      76,222      0.10            21,879         65,741
American Network Exchange, Inc. Common
  Stock......................................      63,429      0.00                 0              0
Cardiac Control Systems, Inc. Common Stock...      50,000      2.20           250,000         25,313
Compass Plastics & Technologies Inc. Common
  Stock......................................     447,144      7.70             2,000      2,373,589
Medical Resources Inc. Common Stock..........      55,549       .30         1,000,000        358,060
Moovies, Inc. Common Stock...................     156,110      1.60             1,561        149,280
Multicom Publishing, Inc. Common Stock.......     844,354     12.50             8,444         41,477
National Vision Associates, Ltd. Common
  Stock......................................     208,698      1.00         1,771,149      1,087,838
Network Event Theaters, Inc. Common Stock....     412,397      4.20         2,114,772      1,335,135
Premiere Technologies, Inc. Common Stock.....      25,000       .10                 0        603,750
QuadraMed Corporation Common Stock...........      11,422       .20                 0        209,546
UOL Publishing, Inc. Common Stock............      32,728       .90             8,494        362,735
Vista Information Solutions, Inc. Common
  Stock......................................   1,015,000      3.20                 0      3,387,563
Vista Information Solutions, Inc. Common
  Stock......................................     143,032      0.40                 0        371,287

NON-TRADED EQUITY INVESTMENTS IN PUBLIC
  COMPANIES
Altris Software, Inc. Preferred
  Stock -- convertible at $6.00/sh...........       3,000         0         3,000,000      3,000,000
American Consolidated Laboratories, Inc.
  Preferred Stock -- Series A................   2,720,141         0         2,720,141      2,375,000
Berger Holdings, Ltd. Preferred
  Stock -- Series A;
  convertible at $4.25/sh....................      25,000         0         2,500,000      2,500,000
Clinicor, Inc. Preferred Stock -- Series B...      50,000         0         5,000,000      5,000,000
Environmental Tectonics Corporation Preferred
  Stock -- Series A; convertible at
  $7.50/sh...................................      25,000         0         2,500,000      2,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                           COST OR
                                               NUMBER OF    PERCENTAGE   CONTRIBUTED
EQUITY INTERESTS                                 SHARES     OWNERSHIP       VALUE        FAIR VALUE
----------------                               ----------   ----------   ------------   ------------
Multicom Publishing, Inc. Preferred Stock --
  Series A...................................     235,000         0      $  1,175,000   $          0
Vista Information Solutions, Inc. Preferred
  Stock -- Series E; convertible at
  $2.75/sh...................................       2,500         0         2,500,000      2,800,000
Vista Information Solutions, Inc. Preferred
  Stock -- Series E; convertible at a price
  to be determined in June 1998..............       2,500         0         2,500,000      2,500,000

EQUITY INVESTMENTS IN PRIVATE COMPANIES
Bravo Corporation Common Stock...............      69,391      1.20%          106,950        350,000
Caldwell/VSR Inc. Preferred Stock............         890         0           890,000        890,000
CellCall, Inc. Common Stock..................         358      1.40            10,465        100,000
Clearidge, Inc. Preferred Stock -- Series
  A..........................................  10,800,000         0         2,700,000      2,700,000
Clearidge, Inc. Common Stock.................   4,000,000     17.70         1,000,000      1,000,000
Corporate Flight Management, Inc. Common
  Stock......................................      66,315      6.60               663            663
CSM, Inc. Class A Common Stock...............      99,673     10.00           100,000        100,000
Dentalcare Partners, Inc. Preferred Stock --
  Series E...................................     510,617         0           819,639        300,000
Front Royal, Inc. Common Stock...............     110,000      0.80           275,000        400,000
Fypro, Inc. Preferred Stock -- Series A......   4,659,480         0         4,659,480      4,048,480
Gulfstream International Airlines, Inc.
  Preferred Stock --Series A.................         216         0         3,000,000      3,000,000
Home Link, Inc. Preferred Stock..............   1,000,000         0         1,000,000        750,000
Kentucky Kingdom, Inc. Common Stock..........      24,142      5.60           238,316        500,000
Palco Telecom Service Common Stock...........     157,895      5.00             1,579        100,000
Paysys International, Inc. Common Stock......     150,000     15.90               300        600,000
Pipeliner Systems, Inc. Preferred
  Stock -- Series D..........................       5,000         0         1,000,000        800,000
Potomac Group, Inc. Preferred Stock -- Series
  A..........................................     800,000         0         1,000,000      2,000,000
Potomac Group, Inc. Common Stock.............   1,437,681      9.40           292,370      1,799,038
PRA International, Inc. Common Stock.........     148,577      4.20           211,174      2,046,174
Recompute Corporation Common Stock...........     125,000      1.60           250,000        125,000
Relevant Knowledge, Inc. Preferred Stock --
  Series B...................................     312,500         0           500,000        500,000
Relevant Knowledge, Inc. Common Stock........      75,000      3.30           120,000        120,000
Saraventures Fixtures, Inc. Preferred
  Stock......................................       3,510         0         1,659,469              0
Skillsearch Corporation Common Stock.........       5,998     19.10           554,035        125,000
Teltrust, Inc. Common Stock..................     175,677      1.75                 0        525,000
Unique Electronics, Inc. Preferred Stock --
  Series A...................................   1,000,000         0         1,000,000        675,000
Valdawn Watch Co. Preferred Stock............         240         0           240,000              0
Voice FX Corporation Common Stock............      24,078      0.80           110,001         25,000
Zahren Alternative Power Corporation Common
  Stock......................................         700      3.90           210,000        210,000
Zahren Alternative Power Corporation
  Preferred Stock............................         200         0           200,000        200,000
                                                                         ------------   ------------
          Total Equity Interests.............                            $ 50,222,881   $ 55,210,669
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
                                                                          ============   ============

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998

                                                                                                         Coupon
LOANS                                                                                                   Interest
                                                                     Maturity             Cost            Rate        Fair Value
                                                                     --------             ----            ----        ----------
Action Sports Group, LLC                                               8/19/02       $  1,750,000         13.00%    $  1,750,000
Aero Products Corporation                                               6/9/02          2,500,000         13.00        2,500,000
Aero Products Corporation                                             12/19/99          1,250,000         14.00        1,250,000
Affinity Fund, Inc.                                                    6/29/98          1,485,000         12.50        1,500,000
Affinity Fund, Inc.                                                    3/10/00          1,000,000         14.00        1,000,000
Affinity Fund, Inc.                                                   12/28/98            495,000         12.50          497,316
Alignis, Inc.                                                          2/28/02          2,500,000         13.00        2,500,000
American Network Exchange, Inc.                                       11/30/98            990,000         13.00          998,851
American Network Exchange, Inc.                                        1/18/99            990,000         13.00          998,517
Amscot Holdings, Inc.                                                  5/26/00            800,000         14.00          800,000
Amscot Holdings, Inc.                                                  9/20/00            200,000         14.00          200,000
Amscot Holdings, Inc.                                                  6/28/01            500,000         14.00          500,000
Amscot Holdings, Inc.                                                 12/27/01            250,000         14.00          250,000
Amscot Holdings, Inc.                                                  7/30/02          1,000,000         14.00        1,000,000
Anton Airfoods, Inc.                                                   5/21/02          5,000,000         13.50        5,000,000
Ashe Industries, Inc.                                                  5/18/99            475,220         12.50          125,220
Associated Response Services, Inc.                                     6/20/99          1,386,000         12.50        1,396,718
Associated Response Services, Inc.                                     2/15/00            335,000         12.50          335,000
Associated Response Services, Inc.                                      1/6/00            300,000         12.50          300,000
Associated Response Services, Inc.                                     11/8/01            500,000         12.50          500,000
Associated Response Services, Inc.                                     3/27/02          3,000,000         12.50        3,000,000
Associated Response Services, Inc.                                      8/1/99            750,000         13.50          750,000
Atlantic Security Systems, Inc. and affiliates                         1/29/02          2,250,000         13.25        2,250,000
Auburn International, Inc.                                            12/31/02          2,850,000         13.50        2,860,000
Austin Innovations, Inc.                                                7/1/02          1,950,000         13.75        1,956,034
Avionics Systems, Inc.                                                 7/19/01          3,000,000         13.50        3,000,000
B & N Company, Inc.                                                     8/8/00          2,970,000         12.50        2,183,500
B & N Company, Inc.                                                    3/28/01            990,000         13.00          993,841
BankCard Services Corporation                                          1/21/98            273,731         13.00           51,631
Bohdan Automation, Inc.                                                 7/1/02          1,500,000         13.50        1,500,000
Bohdan Automation, Inc.                                                 3/5/03            750,000         13.50          750,000
BroadNet, Inc.                                                          6/9/02          2,500,000         14.00        2,500,000
BUCA, Inc.                                                            10/31/02          1,565,003         13.50        1,594,003
Bug.Z., Inc.                                                           9/23/02          2,500,000         15.00        2,500,000
C.J. Spirits, Inc.                                                      6/1/97            750,171         13.50           55,796
Caldwell/VSR Inc.                                                      2/28/01          1,500,000         12.00        1,500,000
Caldwell/VSR Inc.                                                      5/31/03          1,050,000          8.00          925,000
Caldwell/VSR Inc.                                                      5/31/02             99,000          8.00           99,000
Campbell Software, Inc.                                                2/11/03          2,000,000         13.50        2,000,000
Cardiac Control Systems, Inc.                                          3/31/00          1,500,000         13.50        1,500,000
Caribou Coffee Company, Inc.                                           1/25/03          5,153,528         12.50        5,181,744
Cartech Holdings, Inc.                                                 4/29/01          1,500,000         13.00        1,500,000
Catalina Food Ingredients, Inc.                                        3/30/02          3,500,000         13.00        3,500,000
Cedaron Medical, Inc.                                                  6/28/01          1,500,000         13.50        1,500,000
Cell Call, Inc.                                                        4/22/98            990,000         12.75        1,000,000
CF Data Corp.                                                          3/16/00          1,732,500         13.75        1,743,304
Champion Glove Manufacturing Co.,Inc.                                   7/27/00          1,250,000         13.50           50,000
Check Into Cash, Inc.                                                  11/7/01          3,039,000         14.00        3,161,928
Chinese Media Group, LLC                                               3/27/03          2,100,000         13.50        2,100,000
CMHC Systems, Inc.                                                      7/1/02          1,400,000         13.50        1,400,000
CMP Enterprises, LLC                                                  12/10/02          3,500,000         13.00        3,500,000
Colonial Investments, Inc.                                            10/16/00            800,000         13.75          800,000
Colonial Investments, Inc.                                              4/1/98            300,000         13.75          300,000
Columbus Medical Holdings, LLC                                         1/31/02          4,000,000         13.75        4,000,000
Compression, Inc.                                                     12/17/02          3,700,000         13.50        3,700,000
Consumat Systems, Inc.                                                 11/1/00            500,000         14.00          500,000
Consumat Systems, Inc.                                                  1/1/01            500,000         14.00          500,000
Consumat Systems, Inc.                                                 3/11/01            500,000         14.00          500,000
Consumat Systems, Inc.                                                 3/26/02            500,000         14.00          500,000
Consumat Systems, Inc.                                                 7/15/98            500,000         14.00          500,000
Continental Diamond Cutting Co.                                       10/28/99            375,000         13.00          375,000
Continental Diamond Cutting Co.                                       11/16/99            200,000         13.00          200,000
Corporate Link, Inc.                                                  12/13/01            600,000         14.00          600,000
Corporate Link, Inc.                                                   4/13/98            300,000         14.00          300,000
Cort Investment Group, Inc. (d/b/a Contract Network)                   8/27/02          3,320,000         13.50        3,344,000
Creighton Shirtmakers, Inc. and affiliates                              demand          1,969,000         14.00        1,969,000
CSM, Inc.                                                             12/31/01          1,400,000         14.00        1,400,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998

                                                                                                         Coupon
LOANS                                                                                                   Interest
                                                                     Maturity             Cost            Rate        Fair Value
                                                                     --------             ----            ----        ----------
Cybo Robotics, Inc.                                                    9/18/02       $  1,750,000         13.25 %   $  1,750,000
Dalts, Inc.                                                            4/28/01          2,000,000         13.50        2,000,000
Dartek Industries, Inc.                                                 6/1/99            809,915         13.50          809,915
Data National Corporation                                             12/10/02          1,050,000         13.75        1,080,000
DentalCare Partners, Inc.                                              1/11/01          2,206,023         12.50        2,213,538
DFI/Aeronomics, Inc.                                                  12/30/02          3,000,000         13.50        3,000,000
Dyad Corporation                                                      12/31/02          2,900,000         14.00        2,940,000
DynaGen, Inc.                                                          6/17/02          1,733,300         13.50        1,777,750
Dyntec, Inc.                                                            7/7/02          2,500,000         14.00        2,500,000
Electronic Accessory Specialists Int'l, Inc.                           6/23/02          1,600,000         13.50        1,600,000
Electronic Accessory Specialists Int'l, Inc.                           6/23/02          1,750,000         13.50        1,750,000
Encor Technologies, Inc.                                               3/30/02          1,444,000         13.125       1,444,000
Endeavor Technologies, Inc.                                             9/2/02          4,000,000         13.50        4,000,000
Entek Scientific Corporation                                           5/22/02          1,090,000         13.00        1,117,120
Entek Scientific Corporation                                           6/28/01          2,500,000         13.00        2,500,000
Express Shipping Centers, Inc.                                         9/22/00          1,697,598         13.25        1,983,015
Express Shipping Centers, Inc.                                          5/1/02            250,000         13.25          250,000
Express Shipping Centers, Inc.                                         7/14/98            148,250         15.00          148,250
Faxnet Corporation                                                     6/17/02          1,900,000         13.00        1,916,670
FDL, Inc.                                                              1/30/02          1,750,000         13.50        1,812,505
Film Technologies International, Inc.                                  2/27/02          1,500,000         14.00        1,500,000
FoodNet Holdings, LLC                                                  7/22/01          1,500,000         13.50        1,500,000
Fortrend Engineering Corp.                                             8/30/01          1,500,000         12.99        1,500,000
Fypro, Inc.                                                           12/17/01          1,166,000          8.00        1,016,000
General Materials Management, Inc.                                     7/29/01          2,500,000         13.50        2,000,000
Generation 2 Worldwide LLC                                            10/31/00          2,000,000         14.00        2,000,000
Global Marine Electronics, Inc.                                         5/1/01          1,500,000         13.00        1,500,000
Gloves Inc.                                                             5/1/02          1,500,000         13.00        1,500,000
Good Food Fast Companies, The                                         12/10/01          2,500,000         13.50        2,250,000
Gulfstream International Airlines Inc.                                 7/29/99          1,490,000         13.00        1,499,018
Gulfstream International Airlines Inc.                                 9/25/00          1,000,000         14.00        1,000,000
Gulfstream International Airlines Inc.                                 3/19/02          1,500,000         14.00        1,500,000
Gulfstream International Airlines Inc.                                 12/1/99          2,200,000         14.00        2,200,000
H & H Acq. Corp.                                                       8/30/01          1,500,000         14.00        1,500,000
Home Link Services, Inc.                                              12/30/01            300,000         14.00          300,000
Hunt Assisted Living, LLC                                             10/17/02          2,999,900         12.00        2,999,910
Hunt Incorporated                                                      3/31/00          2,850,000         14.00        2,850,000
Hydrofuser Industries, Inc. and affiliates                             7/30/02            832,595         13.00          903,046
I.Schneid Acquisition, LLC                                              4/1/01          2,000,000         14.00        2,000,000
IJL Holdings, Inc.                                                     9/12/02          1,250,000         13.50        1,250,000
ILD Communications                                                     5/10/01          1,500,000         13.50        1,500,000
In-Store Services, Inc.                                                4/19/00          1,188,000         14.00        1,195,200
In-Store Services, Inc.                                                5/31/98            350,000         14.00          350,000
Jim Bridges Acquisition Company                                        3/31/03          1,500,000         14.00        1,500,000
Johnston County Cable, L.P.                                            8/31/00          1,990,000         14.00        1,995,177
Karawia Industries, Inc.                                               3/27/02          2,500,000         14.00        2,500,000
KWC Management Co., LLC                                                4/25/01            500,000         14.00           50,000
Lane Acquisition Corporation                                          11/21/01          4,000,000         13.75        4,000,000
Leisure Clubs International, Inc.                                       4/1/01          1,485,000         14.00        1,491,000
Leisure Clubs International, Inc.                                      3/27/02            125,000         14.00          125,000
M & M Industries, Inc.                                                 2/26/02          2,250,000         14.00        2,250,000
Marmot Mountain, Ltd.                                                  3/27/03          2,750,000         13.00        2,754,167
Master Graphics, Inc.                                                  5/31/02          4,300,000         13.25        4,300,000
Mayo Hawaiian Corp.                                                    6/27/01          2,200,000         14.00        2,200,000
MBA Marketing Corporation                                               2/4/99          1,782,000         12.50        1,797,000
McAuley's Incorporated                                                 7/31/01          3,000,000         13.00        3,000,000
MCG, Inc.                                                             12/23/02          1,500,000         13.50        1,500,000
Mead-Higgs Company, Inc.                                               5/19/02          1,400,000         14.00        1,400,000
MegaMarketing Corporation                                               3/5/03          2,800,000         14.00        2,803,333
Mesa International, Inc.                                               1/23/02          3,800,000         14.00        3,450,000
Metals Recycling Technologies Corp.                                   10/31/01          2,000,000         14.00        1,850,000
MetroLease, Inc.                                                       7/29/02          2,495,000         13.50        2,495,747
Moore Diversified Products, Inc.                                       6/16/00            800,000         13.50          800,000
Moore Diversified Products, Inc.                                       3/27/02          1,000,000         13.50        1,000,000
Multimedia 2000, Inc.                                                  3/29/01          2,349,192         14.00        1,999,192
Multimedia Learning, Inc.                                              4/30/98            175,000         13.00          175,000
Mytech Corporation                                                     9/25/02          1,200,000         13.50        1,200,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998

                                                                                                         Coupon
LOANS                                                                                                   Interest
                                                                     Maturity             Cost            Rate        Fair Value
                                                                     --------             ----            ----        ----------
Mytech Corporation                                                     5/31/98       $    250,000         13.50%    $    250,000
NASC, Inc.                                                             6/26/01          1,500,000         13.50        1,500,000
NASC, Inc.                                                            12/13/98            500,000         13.50          500,000
National Health Systems, Inc.                                          10/1/99            420,000         12.50           27,000
Nationwide Engine Supply, Inc.                                         1/12/99          2,475,000         12.00        2,496,267
Nationwide Engine Supply, Inc.                                         9/26/01          1,000,000         13.50        1,000,000
NetForce, Inc.                                                        11/27/02          2,000,000         14.00        2,000,000
NRI Service and Supply L.P.                                            2/13/00          2,225,000         14.00        2,240,846
Omni Home Medical, Inc.                                                3/30/02          2,000,000         14.00        2,000,000
Omni Products of Palm Beach, Inc.                                      2/19/03          2,900,000         14.00        2,903,334
One Call Comprehensive Care, Inc.                                     12/19/01          1,500,000         14.00        1,250,000
One Call Comprehensive Care, Inc.                                      3/31/02            500,000         14.00          500,000
One Call Comprehensive Care, Inc.                                     12/30/98            300,000         14.00          300,000
One Call Comprehensive Care, Inc.                                     12/30/98            175,000         14.00          175,000
One Call Comprehensive Care, Inc.                                     12/19/01            400,000         14.00          400,000
One Coast Network Corporation                                         11/17/02          5,000,000         14.00        5,000,000
Online Resources & Communications Corp.                                3/30/03          6,000,000         12.75        6,000,000
Orchid Manufacturing Group, Inc.                                       9/14/00          2,960,000         13.00        2,978,676
Orchid Manufacturing Group, Inc.                                      12/28/00          1,000,000         13.50        1,000,000
Outdoor Promotions LLC                                                11/26/02            850,000         13.75          850,000
Pacific Linen, Inc.                                                    12/3/02          2,951,976         13.50        2,988,512
Palco Telecom Service, Inc.                                           11/22/99            650,000         12.00          650,000
Paradigm Valve Services, Inc.                                         11/12/01          1,600,000         13.50        1,600,000
Pathology Consultants of America, Inc.                                12/23/02          1,702,368         13.13        1,705,543
Patton Management Corporation                                          5/26/00          1,900,000         13.50        1,900,000
PaySys International, Inc.                                             9/26/02          3,725,158         13.50        3,757,225
Pik:Nik Media, Inc.                                                    6/23/00          1,000,000         12.00        1,000,000
Plymouth, Inc.                                                         9/28/00            750,000         13.00          750,000
PRA International, Inc.                                                8/10/00          1,980,000         13.50        1,990,656
Precision Panel Products, Inc.                                         1/11/02          2,022,781         12.75        2,032,531
Precision Panel Products, Inc.                                         1/11/02          3,966,639         14.00        3,966,639
Pritchard Paint & Glass Co.                                            2/14/01            767,431         14.00          767,431
Pritchard Paint & Glass Co.                                            2/10/01            200,000         14.00          200,000
Proamics Corporation                                                   7/31/02          1,000,000         13.00        1,000,000
Professional Training Services, Inc.                                   9/30/02          3,400,000         13.25        3,400,000
Pro-Style Acquisition Corporation                                      2/26/03          6,000,000         13.59        6,000,000
Protect America, Inc.                                                  1/30/02          4,880,000         13.50        4,904,301
R & R International, Inc.                                              6/30/02          2,000,000         13.25        2,000,000
Ready Personnel, Inc.                                                  12/3/02          3,000,000         13.25        3,000,000
Recompute Corporation                                                  2/21/02          2,300,000         13.50        2,370,000
Reef Chemical Company, Inc.                                            9/23/02          2,700,000         13.75        2,735,000
Relax the Back Corporation                                             10/1/02          5,000,000         13.00        5,000,000
Relevant Knowledge, Inc.                                               9/15/98            283,000         10.00          283,000
Rocky Mountain Radio Company LLC                                      11/10/01          3,000,000         13.50        3,000,000
Rynel Ltd., Inc.                                                       10/1/01          1,250,000         14.00        1,250,000
Rynel Ltd., Inc.                                                       10/1/01            307,500         14.00          307,500
Saraventures Fixtures Inc.                                             5/23/02          8,844,610         14.00        3,344,610
SBX Holding Company                                                    3/26/03          4,100,000         13.13        4,100,000
Sheet Metal Specialties, Inc.                                          6/20/01            250,000         14.00          250,000
Sheet Metal Specialties, Inc.                                          12/4/01            211,750         12.00          211,750
Sheet Metal Specialties, Inc.                                          1/24/02             38,250         12.00           38,250
SkillSearch Corportion                                                 3/31/99            496,000         13.00          500,000
Solutioneering, Inc.                                                   3/31/02          2,000,000         13.75        2,000,000
Southern Specialty Brands, Inc.                                        6/30/02          1,732,500         14.00        1,740,384
Southern Therapy, Inc.                                                 4/22/02          1,500,000         13.50        1,500,000
Southern Therapy, Inc.                                                 7/28/02            500,000         13.50          500,000
Stealth Engineering, Inc.                                             12/31/02          1,500,000         13.50        1,500,000
Stratford Safety Products, Inc.                                         3/1/02          2,125,000         13.50        2,142,500
Sub 1 Corporation (d/b/a Risk Management)                              10/8/02            750,000         14.00          750,000
Summit Publishing Group, Ltd.                                          3/17/99          1,485,000         12.00                0
Summit Publishing Group, Ltd.                                          7/26/01            625,000         14.00          346,500
Summit Publishing Group, Ltd.                                          1/16/98            250,000         14.00          250,000
SWS6, Inc.                                                            12/31/98          4,145,663         12.70        3,420,663
Synaxis Group, Inc.                                                    3/31/03          2,500,000         13.00        2,500,000
TAC Systems, Inc.                                                      3/27/02          1,012,000         14.00        1,012,000
TAC Systems, Inc.                                                      5/31/98            500,000         14.00          500,000
TCOM Systems, Inc.                                                     3/30/04            392,224          0.00          392,224

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998

                                                                                                         Coupon
LOANS                                                                                                   Interest
                                                                     Maturity             Cost            Rate        Fair Value
                                                                     --------             ----            ----        ----------
TeleCommunication Systems, Inc.                                        9/20/02       $  3,000,000         14.00%    $  3,000,000
TeleCommunication Systems, Inc.                                        6/18/98            180,513         14.00          180,513
Telecontrol Systems, Inc.                                              9/30/02          2,500,000         14.00        2,500,000
Telemate Software, Inc.                                                3/27/03          1,000,000         14.00        1,000,000
Temps & Co., Inc.                                                      5/12/02          3,000,000         13.25        3,000,000
The Moorings, LLC                                                     12/31/01          1,655,500         13.00        1,816,276
The Moorings, LLC                                                     11/17/02          2,500,000         13.00        2,500,000
Therapeutic Services of America, Inc.                                   1/4/03          2,750,000         13.25        2,750,000
Thomas Holding Company (d/b/a Sports & Social Clubs)                   5/21/02          1,500,000         13.50        1,500,000
Tie and Track Systems, Inc.                                           10/31/02          1,500,000         13.50        1,500,000
Toccoa Associates, LLC                                                 2/18/03          2,110,000         13.50        2,110,000
Towne Services, Inc.                                                  12/18/02          1,500,000         14.00        1,500,000
Trade Am International, Inc.                                           9/30/00          4,000,000         12.75        4,000,000
TRC Acquisition Corporation                                           10/21/01          2,000,000         13.50        2,000,000
Tulsa Industries, Inc.                                                 2/26/03          6,000,000         13.00        6,000,000
UltraFab, Inc.                                                         6/27/01          1,500,000         14.00        1,500,000
Umbrellas Unlimited, LLC                                               8/21/02            264,691         14.00          214,691
Unicoil, Inc.                                                          9/28/02          2,000,000         13.50        2,000,000
Unique Electronics, Inc.                                              11/30/99            600,000         10.67          600,000
Unique Electronics, Inc.                                              10/10/02            300,000         13.00          300,000
UOL Publishing, Inc.                                                  10/31/99             32,352          6.00           32,352
Valdawn Watch Company                                                  8/21/02          2,160,000         14.00          625,000
Valdawn Watch Company                                                  8/21/02          1,000,000         14.00        1,000,000
Valdawn Watch Company                                                 12/31/98            100,000         14.00          100,000
Valdawn Watch Company                                                  2/14/00            325,000         14.00          325,000
VDW Farms, Ltd.                                                       11/25/02          1,500,000         14.00        1,500,000
Vision 2000, Inc.                                                      4/25/02          2,387,219         13.50        2,137,219
Vision Software, Inc.                                                  2/26/03          5,000,000         12.75        5,000,000
Watts-Finnis Holdings, Inc.                                           11/30/02          2,500,000         13.25        2,500,000
Wearever Health Products, LLC                                          3/31/02          1,500,000         13.50        1,500,000
Wearever Health Products, LLC                                         12/11/02            650,000         14.00          650,000
Westcorp Software Systems, Inc.                                         3/6/03          2,000,000         14.00        2,000,000
Wolfgang Puck Food Company, Inc.                                       5/20/02          5,000,000         12.50        5,000,000
Zahren Alternative Power Corp.                                         1/30/00            495,000         13.00          497,320
Zahren Alternative Power Corp.                                        11/27/99          1,980,000         13.00        1,994,618

                                                                                     ------------                   ------------
         Subtotals                                                                   $416,930,052                   $402,298,283
                                                                                     ------------                   ------------


TANDEM CAPITAL LOANS TO PUBLICLY TRADED COMPANIES
Altris Software, Inc.                                                 06/27/02       $  2,415,000         11.50     $  2,483,250
Berger Holdings, Inc.                                                   1/2/03          1,796,000         12.25        1,809,600
Bikers Dream, Inc.                                                    11/17/98          2,390,625         12.00        2,419,793
Compass Plastics & Technologies, Inc.                                  2/27/03          6,615,205         12.25        6,628,031
Cover-All Technologies, Inc.(Convertible at $1.25/sh.)                 3/31/02          3,000,000         12.50        5,300,000
Digital Transmission Systems, Inc.(Convertible at $10.25/sh.)          9/25/02          4,000,000         11.50        4,000,000
Environmental Tectonics Corporation                                    3/27/04          3,500,770         12.00        3,559,017
Ergobilt, Inc.                                                         1/15/03          3,818,400         11.50        3,821,531
Smartchoice Automotive Group(Convertible at $3.67/sh.)                 3/12/99          3,500,000         12.00        3,500,000
Smartchoice Automotive Group(Convertible at $3.67/sh.)                 5/13/02          4,000,000         12.00        4,000,000
Tava Technologies, Inc.                                                1/31/01          3,685,350         11.50        3,692,342
Teltronics, Inc.                                                       2/13/02          1,571,500         12.00        1,578,938
Teltronics, Inc.                                                       2/25/99            875,900         12.00          896,584
Teltronics, Inc.                                                       10/1/00            280,000         12.00          280,000
Universal Automotive Industries, Inc.                                  7/11/02          4,500,000         12.25        4,500,000

                                                                                     ------------                   ------------
         SUBTOTALS                                                                   $ 45,948,750                   $ 48,469,085
                                                                                     ------------                   ------------

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998

                                                                                                         Coupon
LOANS                                                                                                   Interest
                                                                     Maturity             Cost            Rate        Fair Value
                                                                     --------             ----            ----        ----------
CANADIAN LOANS

Century Pacific Greenhouses Ltd.*                                      4/14/02       $  1,002,794         13.00%    $  1,002,794
Copperhead Chemical Company, Inc.                                     10/23/02            500,000         12.50          500,000
Daxxes Corporation*                                                    12/1/02            847,997         13.00          847,997
DEC Interactive                                                         3/8/03             75,000         11.00           75,000
Eagle Quest Golf Center Inc.                                           6/20/02          1,600,000         13.50        1,600,000
Eagle Quest Golf Center Inc.                                            4/3/03            180,000         13.00          180,000
Executrain (3199673 Canada Inc.)*                                      10/1/02            292,105         13.00          292,105
Executrain (3199673 Canada Inc.)*                                     12/24/02            559,910         13.00          559,910
FEI Refrigerated Services LLC                                          1/14/03          2,000,000         12.50        2,000,000
Glen Oak Inc.*                                                        12/17/02          1,268,678         12.50        1,268,678
Graphic Workshop (1246568 Ontario Inc.) *                              9/30/02            360,787         12.50          360,787
Hunt Industries*                                                        2/1/03          1,034,353         15.00          934,353
Newfoundland Career Academy Ltd.*                                       8/8/02            860,172         13.50          860,172
Race Face Components, Inc.*                                            11/1/02            433,463         12.00          433,463
SFG Technologies Inc.*                                                 7/30/02            724,218         13.00          724,218
SFG Technologies Inc.*                                                  4/7/03             60,000         13.00           60,000
Sirvys Systems (3404447 Canada Inc.)*                                 12/30/02            704,037         14.00          704,037
Street Level (1216069 Ontario Ltd.)*                                  12/29/02            348,651         13.00          348,651
Supplements Plus Natural Vitamins & Cosmetics, Ltd.*                   10/3/03            144,823         16.50          144,823
Systech Group, Inc.*                                                   3/31/02            874,636         13.00          874,636
West Sun International, Inc.*                                          1/14/03            699,252         13.00          699,252

                                                                                     ------------                   ------------
         Subtotals                                                                   $ 14,570,876                   $ 14,470,876
                                                                                     ------------                   ------------

         Total loans                                                                 $477,449,678                   $465,238,244
                                                                                     ============                   ============

         *Loan cost and fair value are stated in U.S. dollars. Loan principal is denominated in Canadian dollars.

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998

                                                                                                            Cost or
EQUITY INTERESTS                                                                               Number of  Contributed
                                                                                                 Shares       Value      Fair Value
                                                                                                 ------       -----     ------------
Publicly Traded Investments

American Network Exchange , Inc.          Common Stock                                            76,222  $    21,879             0
American Network Exchange , Inc.          Common Stock                                            63,429            0             0
Cardiac Control Systems, Inc.             Common Stock                                            50,000      250,000        19,000
Compass Plastics & Technologies Inc.      Common Stock                                           447,144        2,000     2,302,792
Consumat Systems, Inc.                    Common Stock                                           100,000      600,100        35,625
Medical Resources Inc.                    Common Stock                                            55,549    1,000,000       330,372
Merge Technologies, Inc.                  Common Stock                                           108,942            0       557,420
National Vision Associates, Ltd.          Common Stock                                           208,698    1,771,149     1,247,405
Network Event Theaters, Inc.              Common Stock                                           412,397    2,114,772     1,422,770
PMTS Services                             Common Stock                                            79,800            1     1,113,210
Premiere Technologies, Inc.               Common Stock                                            25,000            0       829,271
UOL Publishing, Inc.                      Common Stock                                            32,728        8,494       238,369
Video Update Inc.                         Common Stock                                            85,000        1,561       276,735
Vista Information Solutions, Inc.         Common Stock                                           429,016            0     3,158,630


Non-traded Equity Investments in Public Companies

Altris Software, Inc.                     Preferred Stock - convertible at  $6.00                  3,000    3,000,000     2,400,000
Berger Holdings, Ltd.                     Preferred Stock - Series A; convertible at $4.25        25,000    2,500,000     2,500,000
Clinicor, Inc.                            Preferred Stock - Series B; convertible at $3.00        50,000    5,000,000     5,000,000
Environmental Tectonics Corporation       Preferred Stock - Series A; convertible at $7.50        25,000    2,500,000     2,500,000
Teltronic, Inc.                           Preferred Stock - Series B; convertible at $2.75        25,000    2,500,000     2,500,000
Vista Information Solutions, Inc.         Preferred Stock - Series E; convertible at $2.75         2,500    2,500,000     2,800,000
Vista Information Solutions, Inc.         Preferred Stock - Series F; convertible at a price       2,500    2,500,000     2,700,000
                                                              to be determined in June 1998


Equity Investments in Private Companies

Bravo Corporation                         Common Stock                                            69,391      106,950       350,000
CellCall, Inc.                            Common Stock                                             2,359       10,485       200,020
Clearidge, Inc.                           Preferred Stock - Series A                          10,800,000    2,700,000     2,700,000
Clearidge, Inc.                           Common Stock                                         4,000,000    1,000,000     1,000,000
Corporate Flight Management               Common Stock                                            66,315          663           663
CSM, Inc.                                 Class A Common Stock                                    99,673      100,000       100,000
Dentalcare Partners, Inc.                 Preferred Stock - Series E                             510,617      819,639       300,000
Front Royal, Inc.                         Common Stock                                           110,000      275,000       550,000
Fypro, Inc.                               Preferred Stock - Series A                           4,659,480    4,659,480     3,048,480
Gulfstream International Airlines, Inc.   Preferred Stock - Series A                                 216    3,000,000     3,000,000
Home Link, Inc.                           Preferred Stock                                      1,000,000    1,000,000       375,000
HPC America, Inc.                         Common Stock                                              5.04            0             0
Kentucky Kingdom, Inc.                    Common Stock                                            24,142      238,316       500,000
Multimedia 2000, Inc.                     Common Stock                                           844,354        8,444             0
Multimedia 2000, Inc.                     Preferred Stock - Series A                             235,000    2,274,556             0
Palco Telecom Service                     Common Stock                                           157,895        1,579       100,000
Paysys International                      Common Stock                                           150,000          300       375,000
Potomac Group, Inc.                       Preferred Stock - Series A                             800,000    1,000,000     2,000,000
Potomac Group, Inc.                       Common Stock                                         1,437,681      292,370     1,799,038
PRA International, Inc.                   Common Stock                                           144,119      211,166     2,046,166
Recompute Corporation                     Common Stock                                           125,000      250,000       125,000
Relevant Knowledge, Inc.                  Preferred Stock - Series B                             312,500      500,000       500,000
Relevant Knowledge, Inc.                  Common Stock                                            75,000      120,000       120,000
Saraventures Fixtures, Inc.               Preferred Stock                                          3,510    1,659,469             0
Skillsearch Corporation                   Common Stock                                            13,350    1,060,875       431,840
SWS6 Inc.                                 Preferred Stock                                        649,321      649,321             0
Teltrust, Inc.                            Common Stock                                           175,677            0     1,350,000
Unique Electronics, Inc.                  Preferred Stock - Series A                           1,000,000    1,000,000       675,000
Valdawn Watch Co.                         Preferred Stock                                            240      240,000             0
Vision 2000, Inc.                         Common Stock                                         1,000,000    1,000,000             0
Vision 2000, Inc.                         Preferred Stock - Series A                           2,720,141    2,720,141     2,344,540
Vision 2000, Inc.                         Preferred Stock - Series B                             520,000      527,136             0
Zahren Alternative Power Corporation      Common Stock                                               700      210,000       210,000
Zahren Alternative Power Corporation      Preferred Stock                                            200      200,000       200,000

                                                                                                          -----------   -----------
    TOTAL EQUITY INTERESTS                                                                                $54,105,847   $56,332,341
                                                                                                          ===========   ===========

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998


                                                                                                           Cost or
         STOCK WARRANTS                                                     Number of       Percentage   Contributed
         --------------                                                       Shares        Ownership        Value       Fair Value
                                                                              ------        ---------        -----       ----------
PUBLICLY TRADED COMPANIES

American Network Exchange, Inc.                                                   13,988       0.00%     $          0   $          0
Cardiac Control Systems, Inc.                                                    150,000       4.35                 0         57,000
Cardiac Control Systems, Inc.                                                     50,000       2.15                 0              0
Consumat Systems, Inc.                                                           250,000      20.00                 0         89,063
Consumat Systems, Inc.                                                            66,379       5.00                 0              0
DynaGen, Inc.                                                                     26,670       0.01           266,700         13,113
Encore Medical Corporation                                                        69,841       0.01                 0              0
HydroFuser Industries, Inc.                                                      662,245       5.00           469,684        132,449
Video Update Inc.                                                                 20,000       0.20                 0              0
Vista Information Solutions, Inc.                                                 23,791       0.20                 0        175,161
Vista Information Solutions, Inc.                                                  5,000       0.05                 0         31,000


TANDEM CAPITAL
WARRANTS & OPTIONS IN PUBLICLY TRADED COMPANIES

Altris Software, Inc. (exercise price $6/sh.)                                    300,000       3.00           585,000              0
Berger Holdings, Ltd. (exercise price $4.25/sh.)                                 240,000       4.60           204,000        175,000
Bikers Dream, Inc. (exercise price $2/sh.)                                       218,750       1.55           109,375         75,000
Compass Plastics & Technologies, Inc. (exercise price $6.75/sh.)                 420,000       7.92           384,795        400,000
Environmental Tectonics Corp. (exercise price $1/sh.)                            166,410       5.00           499,230        700,000
Ergobilt, Inc. (exercise price $10/sh.)                                          100,000       1.67           181,600        150,000
Smartchoice Automotive Group, Inc. (exercise price $3/sh.)                       300,000       2.50                 0        400,000
Tava Technologies, Inc. (exercise price $6.25/sh.)                               155,000       1.00           314,650        550,000
Teltronics, Inc. (exercise price $2.75/sh.)                                      365,000       6.90           124,100        124,100
Teltronics, Inc. (exercise price $2.75/sh.)                                      525,000      10.00           178,500        178,500
Universal Automotive Industries, Inc. (exercise price 80% bid price)             450,000       6.00                 0        100,000

PRIVATE COMPANIES

Action Sports Group, LLC                                                           3,350      10.00                 0              0
Aero Products Corporation                                                          30.61      25.00                 0              0
Affinity Corporation                                                                 550       9.67            20,000         20,000
Alignis, Inc.                                                                    111,684       4.00                 0              0
American Rockwool Acquisition Corp.                                            1,100,000      11.00                 0      1,075,000
Amscot Holdings, Inc.                                                              2,421      32.90                 0              0
Anton Airfoods, Inc.                                                                 124      11.00                 0        225,000
Associated Response Services, Inc.                                                   559      36.35            14,000      1,000,000
Assured Power, Inc.                                                                  280      12.00                 0              0
Atlantic Security Systems, Inc.                                                       99       9.00                 0        375,000
Auburn International, Inc.                                                       175,214       5.50           150,000        150,000
Austin Innovations, Inc.                                                          35,146       3.00            50,000         50,000
Auto Rental Systems, Inc.                                                        144,869       9.00                 0              0
Aviation Holdings Ltd. (Newfoundland affiliate)                                    2,440       5.49                 0              0
Avionics Systems, Inc.                                                        15% of Co.      15.00                 0              0
B & N Company, Inc.                                                                   81       4.00            40,000              0
BankCard Services Corporation                                                    149,261      32.00             3,000              0
Bohdan Automation, Inc.                                                          571,048       4.25                 0              0
BroadNet, Inc.                                                                   265,568      15.00                 0              0
BUCA, Inc.                                                                        96,666       1.27           434,997        434,997
Bug.Z, Inc. and Subsidiaries                                                     821,121      12.50                 0              0
C.J. Spirits, Inc.                                                               180,000      10.00             7,500              0
Caldwell/VSR Inc.                                                                    159      15.93                 0              0
Campbell Software, Inc.                                                          748,942       1.50                 0              0
Caribou Coffee Company, Inc.                                                     125,418       1.70           846,472        846,472
Cartech  Holdings, Inc.                                                          280,702      25.00                 0              0
Catalina Food Ingredients, Inc.                                                     14.0      12.25                 0              0
Cedaron Medical, Inc.                                                            173,981       4.25                 0              0
Century Pacific Greenhouses LTD                                                  177,418       6.30                 0              0
CF Data Corp.                                                                        257      20.50            17,500        150,000
Champion Glove Manufacturing Co., Inc.                                           538,614       6.88                 0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998


                                                                                                           Cost or
         STOCK WARRANTS                                                     Number of       Percentage   Contributed
         --------------                                                       Shares        Ownership        Value       Fair Value
                                                                              ------        ---------        -----       ----------
Check Into Cash, Inc.                                                             63,789       5.00%     $    461,000   $  1,800,000
Chinese Media Group, LLC                                                    17.5% of LLC      17.50                 0              0
Clearidge, Inc.                                                                  442,164       1.30                 0              0
CLS Corporation                                                                  126,997       4.22                 0              0
CMHC Systems, Inc.                                                                 3,231       4.20                 0              0
CMP Enterprises, LLC                                                       15.17% of LLC      15.17                 0              0
Colonial Investments, Inc.                                                           360      32.00                 0              0
Columbus Medical Holdings, LLC                                                    17,455      12.00                 0              0
Continental Diamond Cutting Company                                                  112      10.00                 0              0
Copperhead Chemical Company, Inc.                                                     93       4.20                 0              0
Corporate Link, Inc.                                                                 190      16.00                 0              0
Cort Investment Group, Inc.(d/b/a Contract Network)                               90,000       9.00           180,000        180,000
Creighton Shirmakers, Inc.                                                        30,250      30.25                 0              0
CSM, Inc.                                                                        130,000      13.00                 0        150,000
Cybo Robotics, Inc.                                                            1,700,000       8.68                 0              0
Dalt's, Inc.                                                                         140      28.00                 0              0
Data National Corporation                                                        275,682      13.00           450,000        450,000
Daxxes Corporation                                                                61,766       2.94                 0              0
DEC Interactive                                                                   11,803       0.89                 0              0
Delaware Publishing Group, Inc.                                                    8,534      47.67            15,000              0
Dentalcare Partners, Inc.                                                        666,022       4.98            10,000              0
DFI/Aeronomics Incorporated                                                       94,525       0.50                 0              0
Dyad Corporation                                                                     615       5.00           600,000        600,000
Dyntec, Inc.                                                                     126,667      15.00                 0              0
Eagle Quest Golf Centers, Inc.                                                   407,135       1.40                 0        250,000
Electronic Accessory Specialists Int'l, Inc.                                     349,372       5.00                 0      1,200,000
Encor Technologies, Inc.                                                            7.46       6.84                 0              0
Endeavor Technologies, Inc.                                                      557,490       5.00                 0      1,425,000
Entek Scientific Corporation                                                     260,710       5.25           160,000        850,000
Executrain (3199673 Canada Inc.)                                                 18.0012      12.60                 0              0
Express Shipping Centers, Inc.                                                    91,352       6.25           552,402              0
FaxNet Corporation                                                               190,321       2.50           100,000        100,000
FDL, Inc.                                                                            548      16.00           250,000        250,000
Film Technologies International, Inc.                                                  8       7.50                 0              0
Foodnet Holdings, LLC                                                        12% of  LLC      12.00                 0              0
Fortrend Engineering Corp.                                                       437,552       3.25                 0              0
Front Royal, Inc.                                                                240,458       1.85                 0      1,225,000
Fypro, Inc.                                                                      255,882      15.00                 0              0
Gardner Wallcovering, Inc.                                                             2       2.00                 0              0
General Materials Management Inc.                                                600,000      10.00                 0              0
Generation 2 Worldwide LLC                                                    28% of LLC      28.00                 0              0
Glen Oak Inc.                                                                         93       7.50                 0              0
Global Marine Electronics, Inc.                                                    5,137      18.00                 0              0
Gloves Inc.                                                                        5,000       5.00                 0              0
Good Food Fast Companies, The                                                    174,779      17.00                 0              0
Graphic Workshop (1246568 Ontario Inc.)                                              462       4.62                 0              0
Gulfstream International Airlines, Inc.                                              271      21.00            10,000         10,000
H & H Acqu. Corp.                                                                  3,600      22.50                 0        160,000
Home Link Services, Inc.                                                         166,667      20.00                 0              0
Hoveround Corporation                                                                850      10.00                 0      3,750,000
Hunt Assisted Living, LLC                                                7.2% of Class A       7.20                 0              0
Hunt Assisted Living, LLC                                                4.8% of Class B       4.80               100            100
Hunt Incorporated                                                                     54      12.00                 0        200,000
Hunt Leasing & Rental Corporation                                                    326      12.00                 0        200,000
I. Schneid Holdings LLC                                                       21% of LLC      21.00                 0              0
IJL Holdings, Inc.                                                                    99       9.00                 0              0
ILD Communications, Inc.                                                           5,429       2.09                 0      1,250,000
In Store Services, Inc.                                                              429      12.50            12,000         12,000
Isthmus, Inc.                                                                      38.25       3.50                 0              0
Jim Bridges Acquisition Company                                                   10,728      15.00                 0              0
Johnston County Cable L.P.                                                  31.94% of LP      31.94           110,000        600,000
K.W.C.  Management Corp.                                                             794      24.40                 0              0
Karawia Industries, Inc.                                                           1,391      12.00                 0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                              AS OF MARCH 31, 1998


                                                                                                            Cost or
         STOCK WARRANTS                                                     Number of       Percentage    Contributed
         --------------                                                       Shares        Ownership        Value       Fair Value
                                                                              ------        ---------        -----       ----------
Lane Acquisition Corporation                                                      11,667      10.00%     $          0   $          0
Leisure Clubs International, Inc.                                                    433      25.00            15,000              0
Lovett's Buffet, Inc.                                                            540,424       8.00                 0        400,000
M & M Industries, Inc.                                                         1,659,113      15.00                 0              0
Marmot Mountain, Ltd.                                                              64.84       2.25           250,000        250,000
Master Graphics, Inc.                                                                  5       6.00                 0      2,000,000
Mayo Hawaiian Corp.                                                                  105       9.50                 0              0
MBA Marketing Corporation                                                         12,470       4.50            18,000         18,000
McAuley's Incorporated                                                                64       6.00                 0              0
MCG, Inc.                                                                        121,518       4.50                 0              0
Mead-Higgs, Inc.                                                                   2,500      10.00                 0              0
MegaMarketing Corporation                                                        260,192       4.00           200,000        200,000
Mesa International, Inc.                                                           18.51      16.00                 0              0
Metals Recycling Technologies Corp.                                              257,801       5.00                 0              0
MetroLease, Inc.                                                                  26,471      20.00             5,000        475,000
Moore Diversified Products, Inc.                                                   17.04      15.00                 0              0
Moorings, LLC                                                                      9,493      14.50           344,500        200,000
Multimedia Learning, Inc.                                                        183,968      10.82                 0        200,000
Mytech Corporation                                                               172,098       3.50                 0        175,000
NASC, Inc.                                                                         2,652      23.00                 0        250,000
Nationwide Engine Supply, Inc.                                                 1,337,379      21.34            25,000         25,000
NetForce, Inc.                                                                        67       6.25                 0              0
Newfoundland Career Academy Ltd.                                                  10,069       5.67                 0              0
NRI Service and Supply, L.P.                                                 27.5% of LP      27.50            25,000         25,000
Omni Home Medical, Inc.                                                            2,672      15.00                 0              0
Omni Products of Palm Beach, Inc.                                                149,925      16.00                 0              0
Omni Products of Palm Beach, Inc. for preferred stock                             19,048      16.00           100,000        100,000
One Call Comprehensive Care, Inc.                                                279,481      21.00                 0              0
One Coast Network Corporation                                                    763,666      15.63                 0              0
Online Resources & Communications Corp.                                          250,000       0.93                 0              0
Orchid Manufacturing, Inc.                                                     1,219,047       2.61            40,000        600,000
Outdoor Promotions LLC                                                     12.47% of LLC      12.47                 0        125,000
P.A. Plymouth, Inc.                                                               92,647      15.00                 0        475,000
Pacific Linens, Inc.                                                             365,349       7.81           548,020        548,020
Paradigm Valve Services, Inc.                                                     30,000      12.00                 0              0
Pathology Consultants, Inc.                                                      317,553       6.00            47,633        500,000
Patton Management Corporation                                                        511      12.00                 0        275,000
PaySys International, Inc.                                                        37,660       0.40           274,842        150,000
Precision Panel Products, Inc.                                                       122       8.25            15,000              0
Pritchard Glass, Inc.                                                             12,500      25.00                 0              0
Proamics Corporation                                                             382,299       3.50                 0              0
Professional Training Services, Inc.                                             255,600       2.40                 0              0
Pro-Style Acquisition Corporation                                                121,993      10.00                 0              0
Protect America, Inc.                                                             14,592      12.00           120,000        300,000
R & R International, Inc.                                                         67,021       6.00                 0        325,000
Race Face Components. Inc.                                                         3,465      11.55                 0              0
Ready Personnel, Inc.                                                            101,565      12.50                 0              0
Recompute Corporation                                                            611,144       8.00           300,000        600,000
Reef Chemical Company, Inc.                                                      183,215       3.00           300,000        300,000
Relax the Back Corporation                                                     1,156,042      10.00                 0              0
Relevant Knowledge, Inc.                                                          91,171       0.93                 0              0
Rynel Ltd., Inc.                                                                 916,523      22.50                 0              0
Saraventures Fixtures, Inc.                                                           25      20.00                 0              0
SBX Holding Company                                                              101,928       9.25                 0              0
Scandia Technologies, Inc.                                                           327      25.50                 0              0
SFG Technologies Inc.                                                             29,814       1.38                 0              0
Sheet Metal Specialties, Inc.                                                        587      37.00                 0              0
Sirvys Systems (3404447 Canada Inc.)                                             134,400       3.36                 0              0
Solutioneering, Inc.                                                              13,135       7.50                 0              0
Southern Specialty Brands, Inc.                                                   10,000      10.00            17,500         17,500
Southern Therapy, Inc.                                                               333      10.00                 0        400,000
Stealth Engineering, Inc.                                                        228,820      14.00                 0              0
Stratford Safety Products, Inc.                                                   114.21      10.25            75,000         75,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS

                              AS OF MARCH 31, 1998


                                                                                                             Cost or
         STOCK WARRANTS                                                     Number of       Percentage     Contributed
         --------------                                                       Shares        Ownership         Value      Fair Value
                                                                              ------        ---------         -----      ----------
Street Level (1216069 Ontario Ltd.)                                               68,373       5.88%     $          0   $          0
Sub 1 Corporation (d/b/a Risk Management)                                             15      13.00                 0              0
Superior Pharmaceutical Co.(Dynagen affiliate)                                10% of Co.      10.00                 0              0
Supplements Plus Natural Vitamins & Cosmetics, Ltd.                               1.3125       1.68                 0              0
Synaxis Group, Inc.                                                              331,819       5.50                 0              0
Systech Group, Inc.                                                               34,330       2.10                 0              0
TAC Systems, Inc.                                                                315,838       3.60                 0              0
TeleCommunication Systems, Inc.                                                  290,322       6.00                 0              0
Telecontrol Systems, Inc.                                                        530,303      17.50                 0              0
Telemate Software, Inc.                                                           20,116       1.00                 0              0
Temps & Co., Inc.                                                                     53       5.00                 0              0
Therapeutic Services of America, Inc.                                             20,000      14.00                 0              0
Thomas Holding Company (d/b/a Sports & Social Clubs)                                  11      10.00                 0              0
Tie and Track Systems, Inc.                                                        1,645      14.00                 0              0
Toccoa Associates, LLC                                                             99.17      15.47                 0              0
Towne Services, Inc.                                                             308,982       2.00                 0        700,000
Trade Am International, Inc.                                                     335,106       6.00                 0              0
TRC Acquisition Corporation                                                      375,000      12.50                 0              0
Tulsa Industries, Inc.                                                             2,564       2.50                 0              0
UltraFab Vessels, Inc.                                                           120,000      12.00                 0              0
UltraFab, Inc.                                                                   120,000      12.00                 0              0
Unicoil, Inc.                                                                     86,239       8.50                 0              0
Unique Electronics, Inc.                                                       30% of Co.     30.00                 0              0
Valdawn Watch Co.                                                                    400      80.00                 0              0
VanGard Communications Co., LLC                                             14.4% of LLC      14.40                 0              0
VDW Farms, Ltd.                                                                10% of Co.     10.00                 0              0
Vision Software, Inc.                                                             36,740       2.08                 0              0
Watts-Finniss Holdings, Inc.                                                       7,146      10.94                 0              0
Wearever Healthcare Products, LLC                                                416,359      16.14           250,000        250,000
West Sun International, Inc.                                                         224       1.26                 0              0
Westcorp Software Systems, Inc.                                                  887,066       4.00                 0              0
WJ Holdings, Inc.                                                                250,000      25.00                 0              0
Wolfgang Puck Food Company                                                       121,353       1.40                 0        350,000
Zahren Alternative Power Corporation                                               1,168       6.54            25,000        400,000
                                                                                                         ------------   ------------

         Total Warrants                                                                                  $ 10,807,100   $ 33,047,474
                                                                                                         ============   ============


OTHER INVESTMENTS


SWS3, Inc. (expected proceeds from sale of mfg. plant)                                                   $    523,511   $    173,511
Hancock Company (royalty stream to be collected
    from sale of Gitman brand name)                                                                         1,700,000        150,000
Capitalized workout expenses                                                                                   47,193          7,193
                                                                                                         ------------   ------------
         Total Other Investments                                                                         $  2,270,704   $    330,704
                                                                                                         ============   ============


                                                                                                         ------------   ------------
Total Investments                                                                                        $544,633,328   $554,948,764
                                                                                                         ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal investment objectives are to achieve a high level of income from the collection of interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. The Company's and SII's loans are typically made in the form of secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company and SII also typically collect an up-front processing fee on each loan they originate. Harris Williams typically obtains a monthly retainer fee for each merger and acquisition transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

         The Company's financial performance in the Statements of Operations is comprised of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pretax income, and its total operating expenses, including interest expense. The second element is "realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs at the beginning of the period. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments" and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes owed on retained capital gains, excise taxes on undistributed earnings and taxes on the pre-tax income of Harris Williams.

         Net Operating Income. During the quarter ended March 31, 1998, the Company earned interest on investments of $14.1 million, a 76.3% increase over the $8.0 million earned in the first quarter of 1997. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During the first quarter of 1998, the Company collected $2.0 million in processing and other fees, a 17.6% increase over the $1.7 million collected in the first quarter of 1997. These increases in interest income and processing and other fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $465.2 million at March 31, 1998, an increase of 72.0% over the $270.2 million at March 31, 1997. The $94.6 million of loans originated during the first quarter of 1998 was a 41.0% increase over the $67.2 million of loans originated during the first quarter of 1997, and the weighted average interest rate charged on the loan portfolio at March 31, 1998 and 1997 was 13.2%. The Company also earned income from miscellaneous sources in an amount equal to $12,000 in the first quarter of 1998 and $18,000 in the first quarter of 1997, primarily from interest received on loans to employees made in connection with purchases of common stock of the Company.

         The Company's interest expense increased to $4.2 million in the first quarter of 1998, a 100.0% increase over the $2.1 million in the same quarter of 1997. The increase in interest expense from the first quarter of 1997 to the first quarter of 1998 was primarily attributable to increased borrowings from the SBA and under the Company's two revolving credit facilities. The Company's total borrowings were $132.5 million on March 31, 1998 and $90.0 million on March 31, 1997.

         Overhead and amortization of borrowing costs totaled $3.0 million in the first quarter of 1998, a 87.5% increase over the $1.6 million of such expenses in the first quarter of 1997. These increases can be largely attributed to the increase in the number of employees from 26 in the first quarter of 1997 to 51 in the first quarter of 1998, expansions of the Company's Nashville office space, opening and expanding the Company's San Francisco office and opening the Company's Stamford office.

         During the first quarter of 1998, Harris Williams had revenues of $4.2 million, a 358.5% increase over the $916,000 in the first quarter of 1997. During the first quarter of 1998, Harris Williams had pre-tax income of $2.0 million, a 729.9% increase over the $241,000 in pre-tax income in 1997. These increases were due to an increase in the number of transactions in which Harris Williams provided advisory services and a higher average fee collected on the 1998 transactions. Harris Williams provided advisory services on four transactions that closed during the first quarter of 1998, a 100.0% increase over the two transactions closed in the first quarter of 1997. Income taxes of $684,377 and $72,360 were accrued on Harris Williams' pre-tax income in the first quarter of 1998 and 1997, respectively.

         Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $1.2 million during the quarter ended March 31, 1998, and $4.5 million for the quarter ended March 31, 1997. The following table sets forth the details of realized gains and losses that occurred during the first quarter of 1998 and 1997.

               REALIZED GAINS AND (LOSSES) FOR THE QUARTERS ENDED
                       MARCH 31, 1997, AND MARCH 31, 1998


                                                                                    Quarter Ended March 31,
                                                                                  ---------------------------
                                                                                   1997                 1998
                                                                                  -------              ------
                                                                                         (in thousands)

         IOL 2000, Inc. loan and common stock                                                         ($1,517)
                (formerly Suncoast Medical Group, Inc.)
         HSA International, Inc. other investment                                                        (441)
                and expenses
         Assured Power, Inc. loan                                                                        (200)
         American Corporate Literature, Inc. warrants                                                      38
         Video Update, Inc. common stock                                                                   99
         Quadravision Communications Ltd. warrants                                                        156
         Merge Technologies common stock                                                                  196
         Voice FX Corporation common stock                                                                199
         SkillMaster, Inc. warrants                                                                       200
         QuadraMed Corporation common stock                                                               358
         Multimedia Learning, Inc. warrants                                                               925
         Vista Information Systems common stock                                                         1,187
         Eastern Food Group LLC loan                                            ($1,265)
         Gold Medal Products, Inc. loan                                            (825)
         Golf Video, Inc. loan                                                     (500)
         Miscellaneous                                                              (16)
         Sqwincher Corporation warrant                                              320
         Radiant Systems, Inc. common stock                                         716
         Innotech, Inc. common stock                                                901
         Premiere Technologies, Inc. common stock                                 5,126
                                                                                 ------                ------
                                                                                 $4,457                $1,187
                                                                                 ======                ======

         Change in Unrealized Appreciation (Depreciation) of Investments. For the quarter ended March 31, 1997 and 1998, the Company recorded a net increase in unrealized depreciation of $4,487,800 and $466,240, respectively. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets. The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the first quarter of 1998 and 1997.

Schedule of significant unrealized appreciation (depreciation) for the quarters ending March 31, 1997 and March 31, 1998.

                                                                                      Quarter Ended March 31,
                                                                                     -------------------------
                                                                                     1997                  1998
                                                                                     ----                  ----
                                                                                            (in thousands)
LOANS:
Ashe Industries, Inc.                                                               ($150)
Assured Power, Inc.                                                                                      $   150
B&N Company, Inc.                                                                                           (400)
Caldwell/VSR Inc.                                                                                           (125)
Campus Voice LLC                                                                     (200)
Carter Kaplan Holdings LLC                                                                                   549
Coverall Technologies, Inc.                                                                                  150
Eastern Food Group LLC                                                              1,265
General Materials Management, Inc.                                                                          (250)
Golf Corporation of America                                                          (275)
Golf Video, Inc.                                                                      450
Good Food Fast Companies, The                                                                               (250)
Hancock Company (other investments)                                                                         (150)
HSA International, Inc. (other investments)                                                                  250
Hunt Industries                                                                                             (100)
IOL 2000, Inc.                                                                                             1,225
Mesa International, Inc.                                                                                    (350)
Metals Recycling Technologies Corp.                                                                         (150)
Multimedia 2000, Inc.                                                                                       (100)
National Health Systems, Inc.                                                                               (100)
One Call Comprehensive Care, Inc.                                                                           (250)
Pipeliner Systems, Inc.                                                                                      100
Saraventures Fixtures, Inc.                                                                               (2,000)
Summit Publishing Group, Ltd.                                                                             (1,775)
SWS6, Inc.                                                                                                  (300)
Tower Environmental, Inc.                                                          (1,585)
Valdawn Watch Company                                                                                       (900)

PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
American Rockwool Acquisition Corp.                                                                          675
Argenbright Holdings Ltd.                                                             375
Atlantic Security Systems, Inc.                                                                              375
CellCall, Inc.                                                                                               100
Check into Cash, Inc.                                                                                      1,339
CSM, Inc.                                                                                                    150
Electronic Accessory Specialists Int'l, Inc.                                                                 950
Endeavor Technologies, Inc.                                                                                  875
Express Shipping Centers, Inc.                                                       (290)                  (262)
Front Royal Inc.                                                                                             350
Front Royal, Inc.                                                                                            150
Fypro, Inc.                                                                                               (1,000)
Global Finance & Leasing, Inc.                                                        425
Gulfstream International Airlines, Inc.                                                                     (130)
Home Link, Inc.                                                                                             (375)
HomeLink Services, Inc.                                                                                     (250)
Hunt Leasing & Rental Corporation                                                                            150
ILD Communications, Inc.                                                                                     500
Master Graphics, Inc.                                                                                      1,050
Mesa International, Inc.                                                                                    (750)
Metrolease, Inc.                                                                                             470
Multimedia 2000, Inc.                                                                                       (351)
Multimedia Learning, Inc.                                                                                   (450)
Mytech Corporation                                                                                           175
NASC, Inc.                                                                                                   250
Outdoor Promotions LLC                                                                                       125
Pathology Consultants, Inc.                                                                                  452
Paysys International, Inc.                                                                                  (225)
Pipeliner Systems, Inc.                                                                                      200
PRA International, Inc.                                                             1,170
Protect America, Inc.                                                                                        180
R&R International, Inc.                                                                                      325
SWS3, Inc.                                                                                                  (200)
SWS6, Inc.                                                                                                  (628)
Teltrust, Inc.                                                                                               825
Towne Services, Inc.                                                                                         700
Vision 2000, Inc.                                                                                           (702)
Voice FX Corporation                                                                                        (165)
Wolfgang Puck Food Company, Inc.                                                                             350

PUBLIC COMPANY WARRANTS AND
EQUITY SECURITIES:
Altris  Software, Inc. common stock                                                                         (600)
Altris Software, Inc. preferred stock                                                                       (450)
Consumat Systems, Inc. common stock                                                                         (558)
Educational Medical, Inc. common stock                                                250
Encore Medical, Inc. common stock                                                     497
Hydrofuser Industries, Inc. warrant                                                                         (331)
Innotech, Inc. common stock                                                          (454)
National Vision Associates, Ltd. common stock                                                                160
PMT Services, Inc. common stock                                                                              613
Premiere Technologies, Inc. common stock                                           (5,357)                   225
QuadraMed Corporation common stock                                                                          (210)
Smart Choice Automotive Group, Inc. warrant                                                                  200
Tava Technologies, Inc. warrant                                                                              235
UOL Publishing, Inc. common stock                                                                           (124)
Video Update (Moovies) common stock                                                                          127
Vista Information Solutions, Inc. common stock                                                              (600)
Vista Information Solutions, Inc. preferred stock                                                            200

         Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity that acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must, in general, derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; meet investment diversification requirements defined by the Code; and distribute to shareholders 90% of its net investment income. The Company presently intends to meet the RIC qualifications in 1998. However, no assurance can be given that the Company will continue to elect or qualify for such treatment after 1998.

         During the first quarter of 1998, the Company paid dividends of $13.4 million compared to the $4.4 million paid in the first quarter of 1997. Of these dividends, $8.0 million and $4.4 million were derived from net investment income for the first quarter of 1998 and for the first quarter of 1997, respectively, and $5.4 million and $0 were derived from realized capital gains, respectively. For the year ended December 31, 1997, the Company modified its dividend policy with respect to its long-term capital gains. The Company now intends to distribute to shareholders all long-term capital gains and did so for the year ended December 31, 1997.

         For the quarters ended March 31, 1997 and 1998, the Company provided for federal income tax at a 35% rate on undistributed realized long-term capital gains, excise taxes at a 4% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 13). For the quarters ended March 31, 1997 and 1998, the provision for income taxes totaled $2,309,480 and $684,337, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had $472,000 in cash and cash equivalents. At March 31, 1998, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $12.0 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

         Traditionally, the Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated its initial public offering and has completed four additional public offerings since that time, including the public offering of 6,000,000 shares completed in March 1998, that have generated net proceeds of $361.5 million in the aggregate. The Company has used the proceeds of these offerings to temporarily repay debt and to originate new loans.

         At March 31, 1998, total SBA borrowings were $101.0 million, the maximum amount of SBA loans available to an SBIC. In March 1998, the Company received $11.0 in funding from the SBA at an annual interest rate of 6.32%, making it the only SBIC to have borrowed the maximum amount of funding now available. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 6.9% as of March 31, 1998, and none of these borrowings mature prior to 2002.

         As of March 31, 1998, SII had $4.5 million outstanding under its $125.0 million revolving credit facility (the "Revolving Credit Facility") with First Union National Bank and a syndicate of other banks. The Revolving Credit Facility is secured by a lien on all of SII's assets and a pledge of SII's stock and guaranteed by the Company. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving

Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II, or David M. Resha ceases to be employed by the Company.

         The Company has also established a $100.0 million credit facility (the "ING Credit Facility") with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (individually and collectively, "ING"). During the first quarter of 1998, the Company obtained a commitment from ING to increase the facility to $200.0 million and expects to close on the increase during the second quarter of 1998. Sirrom Funding Company ("SFC"), a wholly-owned, special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC purchases loans originated by the Company and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 3, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which served as initial collateral for the ING Credit Facility. At March 31, 1998, $27.0 million was outstanding under the ING Credit Facility and $129.0 and $137.0 million of loans and warrants at cost and fair value, respectively, had been contributed to or sold to SFC by the Company and were collateralizing the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility, the Company has entered into various hedging arrangements. The Company may borrow under the ING Credit Facility until December 31, 2001, and it expires on January 5, 2007. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding thereunder and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl
W. Stratton are no longer employed by the Company.

         The Company believes that the proceeds from the most recent completed public offering, anticipated borrowings under the Revolving Credit Facility and the increased ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the fourth quarter of 1998. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

PORTFOLIO TURNOVER AND CREDIT QUALITY

         During the quarter ended March 31, 1998, the Company made loans to 53 companies totaling approximately $94.6 million and received repayments (either partial or full) from 26 companies aggregating $28.6 million. During the quarter ended March 31, 1997, the Company made loans to 50 companies totaling approximately $67.2 million and received repayments (either partial or full) from 10 companies aggregating $13.6 million. Since inception, the Company has originated $693.9 million in total loans and $153.8 million, or 22.2%, have been repaid. The Company cannot control changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty.

         The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loans and other factors considered relevant. To monitor and manage the risk in the overall portfolio, management tracks the weighted average portfolio grade. The weighted average grade was 3.10 and 3.07 at March 31, 1998 and 1997, respectively. The Company believes that weighted average grades between 2.75 and 3.25 represent the current normal range for the portfolio.

         Loans graded 4 typically involve a borrower that is performing marginally below expectations and the existence of short-term negative trends or negative events that have created some concern. Loans in this category require a proactive action plan to be executed by the borrower's management and monitored by the responsible Company officer. A grade 4 is typically a temporary rating that is followed by an upgrade or downgrade within six months as the borrower's business improves or declines. As of March 31, 1998 and 1997, the Company's portfolio consisted of 20 and 17 loans, respectively, graded 4. The aggregate principal balance of loans graded 4 at March 31, 1998 and 1997, respectively, was $42.1 million and $36.1 million, which represented 8.6% and 12.8%, respectively, of the total portfolio balance at such dates. Since late 1995 when the Company redefined the loan grading system to reflect management's additional experience in monitoring its growing portfolio, the percentage of the principal balance of loans graded 4 to the total portfolio balance has typically ranged between 10% and 15%, with an occasional decrease to as low as 7%. The Company believes the current percentage to be within the normal range of variability and expects significant variability in the future in the absolute dollar amount of loans graded 4 and in the ratio of loans graded 4 to the total portfolio balance.

         Loans graded 5 and 6 are placed on the Company's Credit Watch List and are serviced by a member of the Company's workout group. Loans with a grade 5 are generally in default and interest is generally not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and the Company has charged off or expects to charge off some part of the loan. At March 31, 1998 and 1997, the Company had loans to 17 companies with an aggregate principal balance of $38.1 million, and 13 companies with an aggregate principal balance of $16.0 million, respectively, that were graded a 5 or 6 and that were not accruing interest, which represented 7.8% and 5.7%, respectively, of the total loan portfolio balance. The Company believes that the current normal range of loans graded 5 and 6 is 6% to 10% of the total portfolio balance. Given the nature of the Company's portfolio, the Company expects some variability in the absolute dollar amount of the loans graded 5 and 6 and in the ratio of loans graded 5 and 6 to the total portfolio balance.

YEAR 2000

         The Company has reviewed the Year 2000 issue and has identified three primary areas in which it could be affected. First, the Company utilizes two primary software programs, one of which tracks its investment portfolio and one of which provides accounting functions. Both software vendors have indicated to the Company that their programs are Year 2000 compatible. Therefore, the Company believes that it has no material exposure in this area. Second, the Company utilizes standard cash management software provided by its commercial banks. The Company is unaware of any potential exposure related to this software and believes the possibility is remote that a major commercial bank would leave any such problems unresolved. However, the Company will continue to analyze this area in further detail in 1998. Third, the Company has begun an investigation of the impact of the Year 2000 on its portfolio companies. Overall, given the size and age of its portfolio companies and the service-based industries in which they primarily operate, the Company believes that few of its portfolio companies will face any material issues regarding the Year 2000. As a first step in its investigation, the Company is surveying all portfolio companies for their recognition of, exposure to, and plans to mitigate Year 2000 risk. As of March 31, 1998, 72% of the companies had responded, and to date the Company has not identified significant issues. The Company intends to complete the survey during the third quarter of 1998, at which point it will determine if further steps are required, either overall or with individual companies.

         Based on the above, the Company believes that expenditures related to the Year 2000 will not be material.

IMPACT OF INFLATION

         The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which could influence the value of the Company's investments.

RISKS

         The risks inherent in the Company's business, which primarily consists of making loans to small businesses, are set forth in the Company's most recent Registration Statement on

Form N-2 (Reg. No. 333-46051) and should be kept in mind when evaluating the Company's financial performance.

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

                                           SIRROM CAPITAL CORPORATION

Date: May 13, 1998                         By: /s/ Carl W. Stratton
                                               ---------------------------------
                                               Carl W. Stratton
                                               Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION                                     PAGE NO.
-----------     -----------                                     --------

Exhibit 27      Financial Data Schedule (for SEC use only)
