Form 10-Q
period 1998-06-30
SIRROM CAPITAL CORP
filed 1998-08-14
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on August 4, 1998 was 37,229,196.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                 PAGE NUMBER
                                                                                 -----------
Consolidated Balance Sheets as of December 31,
  1997 and June 30, 1998                                                               3

Consolidated Statements of Operations for the Three Months Ended June 30, 1997
  and 1998 and for the Six Months Ended June 30, 1997 and 1998                         4

Consolidated Statements of Cash Flows for the Three Months Ended
  June 30, 1997 and 1998 and for the Six Months Ended
  June 30, 1997 and 1998                                                               5

Notes to Consolidated Financial Statements                                             6

Consolidated Portfolio of Investments as of December 31, 1997                         15

Consolidated Portfolio of Investments as of June 30, 1998                             28


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                                39

General                                                                               39

Results of Operations                                                                 39

Financial Condition, Liquidity and Capital Resources                                  44

Portfolio Turnover and Credit Quality                                                 45

Year 2000                                                                             46

Impact of Inflation                                                                   46

Risks                                                                                 46


PART II. OTHER INFORMATION                                                            47

ITEM 1.  LEGAL PROCEEDINGS                                                            47

ITEM 2.  CHANGES IN SECURITIES                                                        47

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                              47

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          47

ITEM 5.  OTHER INFORMATION                                                            48

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             49

SIGNATURES

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,            JUNE 30,
                                                                                              1997                  1998
                                                                                         -------------          -------------
                                                                                           (audited)             (unaudited)
ASSETS
Investments, at fair value:
     Loans                                                                               $ 412,005,353          $ 526,023,488
     Equity interests                                                                       55,210,669             51,343,156
     Warrants                                                                               24,543,035             48,830,173
     Other                                                                                   2,440,503              1,759,647
                                                                                         -------------          -------------
     Total investments (cost of $483,417,884 and
            $622,583,211, respectively)                                                    494,199,560            627,956,464

   Investment in unconsolidated subsidiary                                                     924,959              3,323,579
   Cash and cash equivalents                                                                 3,024,608                312,432
   Interest receivable                                                                       4,483,640              5,540,396
   Receivable from sale of investment                                                        1,498,240                329,398
   Debt financing costs (less accumulated
         amortization of $1,776,700 and
         $2,319,889, respectively)                                                           3,989,904              5,377,960
   Furniture and equipment (less accumulated
      depreciation of $198,248 and $346,708,
      respectively)                                                                            918,253              1,278,982
    Other assets                                                                               197,235                501,199
                                                                                         -------------          -------------
          Total assets                                                                   $ 509,236,399          $ 644,620,410
                                                                                         =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Debentures payable to Small Business
         Administration                                                                  $  90,000,000          $ 101,000,000
    Revolving credit facilities                                                            124,250,000            111,169,000
    Interest payable                                                                         1,576,600              1,804,417
    Accounts payable, accrued expenses                                                       5,435,621              6,638,331
         and other liabilities
    Dividend payable                                                                         5,405,267                      0
    Accrued taxes payable                                                                      600,000                400,000
                                                                                         -------------          -------------

          Total liabilities                                                                227,267,488            221,011,748
                                                                                         -------------          -------------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value                                                              251,056,925            397,274,134
   Notes receivable from employees                                                            (648,442)              (499,812)
   Undistributed net realized earnings                                                      20,778,752             21,461,098
   Unrealized appreciation of investments                                                   10,781,676              5,373,242
                                                                                         -------------          -------------
          Total shareholders' equity                                                       281,968,911            423,608,662
                                                                                         -------------          -------------
          Total liabilities and
                  shareholders' equity                                                   $ 509,236,399          $ 644,620,410
                                                                                         =============          =============



        The accompanying notes are an integral part of these statements.

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             THREE MONTHS     THREE MONTHS        SIX MONTHS       SIX MONTHS
                                                                 ENDED            ENDED              ENDED            ENDED
                                                             JUNE 30, 1997    JUNE 30, 1998      JUNE 30,1997     JUNE 30, 1998
                                                             -------------    -------------      ------------     -------------

Operating Income:
          Interest on investments                              $ 9,623,500     $ 15,389,161      $ 17,651,786      $ 29,501,535
          Loan processing and other fees                         1,262,462        2,564,475         2,956,783         4,525,721
          Other income                                              12,241           10,703            29,825            22,260
                                                               -----------     ------------      ------------      ------------

               Total operating income                           10,898,203       17,964,339        20,638,394        34,049,516
                                                               -----------     ------------      ------------      ------------
Operating Expenses:
          Interest expense                                       1,818,515        3,238,996         3,960,124         7,417,996
          Salaries and benefits                                  1,087,354        1,696,583         1,878,810         3,359,353
          Other operating expenses                                 811,493        1,473,066         1,425,909         2,617,028
          Amortization expense                                     225,428          310,152           432,954           544,052
                                                               -----------     ------------      ------------      ------------

               Total Operating Expenses                          3,942,790        6,718,797         7,697,797        13,938,429
                                                               -----------     ------------      ------------      ------------

               Pre-tax income of unconsolidated subsidiary
                 (before taxes of $142,995, $581,409,
                 $215,355 and $1,265,746)                        1,020,230        1,703,522         1,261,431         3,664,366
                                                               -----------     ------------      ------------      ------------

               Net operating income                              7,975,643       12,949,064        14,202,028        23,775,453
                                                               -----------     ------------      ------------      ------------

          Realized gain (loss) on investments                    2,987,316       (5,742,899)        7,444,207        (4,555,493)
          Change in unrealized appreciation
               (depreciation) of investments                     1,293,380       (4,942,194)       (3,194,421)       (5,408,434)
          Provision for income taxes                             2,339,008          581,409         4,648,488         1,265,746
                                                               -----------     ------------      ------------      ------------

                Net increase in shareholders'
                     equity resulting from operations          $ 9,917,331     $  1,682,562      $ 13,803,326      $ 12,545,780
                                                               ===========     ============      ============      ============
                Net operating income per share

                    Basic                                      $       .26     $        .35      $        .48      $        .68
                                                               ===========     ============      ============      ============
                    Diluted                                    $       .25     $        .33      $        .47      $        .64
                                                               ===========     ============      ============      ============

                Net increase in shareholders' equity
                     resulting from operations per share:

                    Basic                                      $       .32     $        .05      $        .47      $        .36
                                                               ===========     ============      ============      ============

                    Diluted                                    $       .31     $        .04      $        .45      $        .34
                                                               ===========     ============      ============      ============

                           SIRROM CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                          ENDED             ENDED              ENDED              ENDED
                                                      JUNE 30, 1997     JUNE 30, 1998      JUNE 30, 1997      JUNE 30, 1998
                                                      ------------      -------------      -------------      -------------

OPERATING ACTIVITIES:
Net increase in shareholders' equity resulting
     from operations                                  $  9,917,332      $   1,682,562      $  13,803,326      $  12,545,780
Adjustments to reconcile net increase to
     net cash provided by operating activities:
     Net unrealized (appreciation)
          depreciation of investments                   (1,293,380)         4,942,194          3,194,421          5,408,434
     Realized (gain) loss on investments                (2,987,316)         5,742,899         (7,444,207)         4,555,493
     Increase in equity of unconsolidated
          subsidiary                                      (877,235)        (1,122,113)        (1,046,076)        (2,398,620)
     Amortization of debenture costs                       160,065            309,287            429,090            542,324
     Increase in interest receivable                    (1,111,553)          (594,144)          (876,527)        (1,056,756)
     Increase in accounts payable
          and accrued expenses                             755,118          1,263,517            623,763          1,712,542
     Amortization of organization costs                      2,364                864              3,864              1,728
     Depreciation of fixed assets                           29,560             85,463             41,997            148,460
     Increase in other assets                              (94,332)           (62,668)          (126,966)            (5,710)
     Increase (decrease) in accrued taxes payable        2,209,999                  0            692,721           (200,000)
     Increase (decrease) in interest payable              (137,306)            30,604            (42,260)           227,817
                                                      ------------      -------------      -------------      -------------
         Net cash provided by operating
            activities                                   6,573,316         12,278,465          9,253,146         21,481,492
                                                      ------------      -------------      -------------      -------------
INVESTING ACTIVITIES:
     Loan principal repayments                          17,362,603         19,978,038         30,935,018         48,564,428
     Proceeds from sale of equity, warrant and
          other investments                              5,805,748          6,277,009         12,868,498         12,296,062
     Investments originated or acquired                (67,198,413)      (109,033,393)      (135,598,199)      (204,222,304)
     Purchase of fixed assets                             (118,386)          (256,849)          (147,735)          (509,189)
                                                      ------------      -------------      -------------      -------------
          Net cash used in investing activities        (44,148,448)       (83,035,195)       (91,942,418)      (143,871,003)
                                                      ------------      -------------      -------------      -------------
FINANCING ACTIVITIES:
     Proceeds from debentures payable to Small
          Business Administration                                0                  0                  0         11,000,000
     Proceeds from revolving credit facilities          18,511,000        134,112,000         36,061,132        218,544,000
     Repayment of revolving credit facilities           (9,023,000)       (54,458,000)       (57,431,345)      (231,625,000)
     Increase in debenture costs                           (25,336)        (1,160,443)          (477,757)        (1,930,380)
     Issuance of common stock                                7,344            172,636        109,953,785        144,722,636
     Employee shares repurchased                                 0                  0           (102,614)                 0
     Repayment of employee notes                                 0             92,333            862,627            148,630
     Stock options exercised                               140,650          1,145,753            214,650          1,494,573
     Payment of dividends                               (5,319,587)        (9,306,659)        (9,757,497)       (22,677,124)
     Distribution of capital gains                        (716,760)                 0           (716,760)                 0
                                                      ------------      -------------      -------------      -------------
          Net cash provided by financing
            activities                                   3,574,311         70,597,620         78,606,221        119,677,335
                                                      ------------      -------------      -------------      -------------
     Increase (decrease) in cash and cash
       equivalents                                     (34,000,821)          (159,110)        (4,083,051)        (2,712,176)
     Cash and cash equivalents, beginning
       of period                                        34,529,302            471,542          4,611,532          3,024,608
                                                      ------------      -------------      -------------      -------------
     Cash and cash equivalents, end of period         $    528,481      $     312,432      $     528,481      $     312,432
                                                      ============      =============      =============      =============
     Supplemental disclosures of cash
       flow information:
          Interest paid                               $  1,954,606      $   3,519,242      $   3,910,623      $   7,223,579
                                                      ============      =============      =============      =============
          Taxes paid                                  $         --      $     727,000      $   3,738,278      $     927,000
                                                      ============      =============      =============      =============
          Loans transferred to other
               investments                            $         --      $   2,000,000      $     486,777      $   2,000,000
                                                      ============      =============      =============      =============
          Loans transferred to equity interests       $     59,469      $   1,800,000      $   1,234,469      $   6,893,712
                                                      ============      =============      =============      =============

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

         The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its shareholders' equity through the appreciation in value of the equity interests in its portfolio companies that are primarily small, privately owned companies. The Company targets small businesses that the Company believes have certain characteristics, including the potential for significant growth, adequate collateral, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company makes investments in micro-cap public companies that are marketed under the name Tandem Capital, Inc. ("Tandem") and provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co. ("Harris Williams").

         The Company is a non-diversified, closed-end investment company, that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). Prior to August 1996, the Company was also a small business investment company ("SBIC") licensed under the Small Business Investment Act of 1958, as amended (the "1958 Act"). The Company was licensed by the U.S. Small Business Administration (the "SBA") on May 14, 1992. In August 1996, the Company transferred its SBIC operations, including its SBIC license, and the majority of its assets and liabilities, to its wholly-owned subsidiary, Sirrom Investments Inc. ("SII"), a Tennessee corporation. Under applicable SBA regulations, SII is restricted to investing only in qualified small business concerns in the manner contemplated by the 1958 Act. In December 1996, the Company formed Sirrom Funding Corporation ("SFC"), a closed-end, non-diversified investment company. SFC is a bankruptcy remote subsidiary that purchases loans and warrants from the Company on a true-sale basis and holds them as collateral for a $200.0 million revolving credit facility. The Company, SII and SFC have each elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

         In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. ("Harris Williams") for 1,796,908 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams has been accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1997 and June 30, 1998 and the consolidated statements of operations and cash flows for the quarter ended June 30, 1997 and 1998 reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

         The Company has a 40% ownership interest in a Canadian company, SCC Canada Inc., that provides loan origination and processing services for loans to Canadian companies. The Company's ownership interest in SCC Canada Inc. is immaterial to its financial position and is accounted for under the equity method of accounting.

2. INTERIM FINANCIAL STATEMENTS

         Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 1998.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, SII and SFC. All intercompany accounts and transactions have been eliminated in the consolidation.

Valuation of Investments

         Portfolio investments are stated at fair value as determined by the Board of Directors.

         Under the Company's valuation policy, the fair values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business, assuming the Company holds the loan to maturity and realizes the face value of the loan. Fair value normally corresponds to cost unless the borrower's condition or external factors lead to a determination of fair value at a higher or a lower amount.

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

         Shares of stock and warrants of public companies that the Company is not permitted to sell in the public market as a result of securities law restrictions, lock-up agreements and other similar restrictions are typically valued at 80% of market value at June 30, 1998 and 70% of market value at December 31, 1997. The change in 1998 was a result of the reduction in the holding period for restricted stock by the Securities and Exchange Commission from two years to one year. All other publicly traded stocks are typically valued at 95% of market value at the balance sheet date at June 30, 1998 and 90% of market value at December 31, 1997. The change in 1998 was the result of an analysis by the Company of sales of public company stocks in 1996 and 1997 that evidenced an average valuation in excess of 95% of market price.

         At June 30, 1998 and December 31, 1997, the investment portfolio included investments totaling $620,201,000 and $482,652,000, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

  Interest on Investments

         Interest income is recorded on the accrual basis. The accrual of income is typically suspended when the interest on the related loan becomes 60 days past due unless management anticipates that accrued amounts will be collected.

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

  Shareholders' Equity

         During November 1994, six employees were granted ownership interests in the partnership at a purchase price equal to the approximate fair value of each ownership interest. In connection therewith, each employee executed a promissory note for the purchase price of such interest. The promissory notes bear interest at 7.25% per annum with interest payable annually. All notes mature on November 1, 2001. As discussed in Note 1, the interests in the partnership were subsequently exchanged for the Company's common stock. The stock must be resold to the Company if the employee is no longer employed by the Company for a period of not less than three years from the date of purchase. During 1997, 32,080 shares were repurchased by the Company for $102,615 following the termination of employment of an employee. These shares were reissued by the Company in the February 1997 offering. In addition, during 1998 and 1997 notes receivable was reduced to $648,442 and $592,145, respectively, as a result of repayments.

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

  Net Operating Income Per Share and Net Increase In Shareholders' Equity Resulting From Operations Per Share

         Net operating income per share and net increase in shareholders' equity resulting from operations per share are calculated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128. Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted. See Note 10 for the Company's computation of these amounts.

  New Accounting Pronouncement

         Effective January 1, 1998, the Company adopted two recently issued Statement of Financial Accounting Standards (SFAS) as follows:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive, or all inclusive income. This statement has no effect on net income of the Company.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. Statement No. 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997, and interim comparative financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged.

         During the second quarter, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

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

4. INVESTMENTS

         Investments consist primarily of loans made to and warrants obtained from borrowers. Investments are recorded at fair value as determined by the Board of Directors or by current market prices, if available, in accordance with the Company's valuation policy (See Note 3). While the Company markets to borrowers throughout the United States, approximately 55.0% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States and Texas.

         The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $27,717,592 and $55,494,332 at December 31, 1997 and June 30, 1998, respectively. The aggregate fair values of these loans as determined by the Company's Board of Directors totaled $17,052,737 and $30,620,677 at December 31, 1997 and June 30, 1998, respectively.

         Included in the investment portfolio at December 31, 1997 are other investments which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. Included in the investment portfolio at June 30, 1998 are assets which consist of rights to royalty payments and certain tangible and intangible assets. The aggregate cost of other investments at December 31, 1997 and June 30, 1998 was $4,240,503 and $4,099,647, respectively, which represents the cost basis of the original loans plus capitalized workout expenses. The Company's Board of Directors has estimated the fair value of these investments to be $2,440,503 and $1,759,647 at December 31, 1997 and June 30, 1998, respectively.

5. DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

         As of June 30, 1998, SII had fourteen debentures totaling $101.0 million payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:

           DATE                                                  AMOUNT
           ----                                               -------------
           2002                                                $ 10,000,000
           2003                                                  24,000,000
           2004                                                  17,000,000
           2005                                                  22,260,000
           2006                                                  16,740,000
           2008                                                  11,000,000
                                                              -------------
                                                               $101,000,000
                                                              =============

         The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the quarters ended June 30, 1997 and 1998 totaled $3,133,404 and $3,321,325, respectively.

         The SBA and the lenders of the $125.0 million revolving credit facility are equally secured by the assets of SII. The debentures are also guaranteed by the Company.

6. REVOLVING CREDIT FACILITIES

         Revolving credit facilities consist of the following at December 31, 1997 and June 30, 1998:

                                                                                        DECEMBER 31,           JUNE 30,
                                                                                           1997                  1998
                                                                                       -------------          ------------

$125.0 million revolving facility                                                       $ 61,500,000          $ 27,669,000
$200.0 million revolving facility                                                         62,750,000            83,500,000
                                                                                        ------------           -----------
          Total revolving credit facilities                                             $124,250,000          $111,169,000
                                                                                        ============          ============

         The $125.0 million revolving credit facility is payable by SII to a syndicate of lenders. The facility consists of a swingline totaling $15.0 million which bears interest at prime minus 0.5%, and the balance of the facility bears interest at either LIBOR plus 1.75% or prime plus 0.5% at SII's discretion. Borrowing under the facility is based on the principal amount of eligible loans and public securities in SII's portfolio. The revolving credit agreement imposes certain operating restrictions on the Company and SII such as requiring lender approval of certain mergers and acquisitions, changes in management, and payment of dividends in excess of those required to maintain RIC status. The agreement contains financial covenants that require SII to maintain a certain level of tangible net worth and meet ratios related to interest coverage, leverage, non-accrual/delinquent loans and loan losses. As of June 30, 1998, the Company and SII were in compliance with these covenants. The revolving credit lenders and the SBA are equally secured by all assets of SII and the revolving credit facility is guaranteed by the Company. The facility expires on May 31, 2000.

         As of June 30, 1998, the Company had entered into an interest rate swap agreement under the $125.0 million revolving credit facility. In the agreement, the Company swapped the variable rate on $45.0 million in borrowings to a fixed rate of 8.12%. This swap expires in May 2000. Interest expense on the revolving credit facility, including the interest rate swaps and a quarterly fee of .25% per annum on the total revolving credit facility, for the quarters ended June 30, 1997 and June 30, 1998 was $534,715 and $1,769,169, respectively.

         At December 31, 1996 SFC entered into a $100.0 million revolving credit facility with a financial institution. This credit facility was increased to $200.0 million in March, 1998. SFC purchases loans and the related warrants originated by the Company, and funds substantially all such purchases with borrowings under the facility. The facility is funded by commercial paper sold by the financial institution, and bears interest at the stated rate on the commercial paper sold plus 2.25%. SFC is generally able to borrow up to 70% of the principal amount of conforming loans that are pledged to secure the credit facility. At June 30, 1998, investments with a cost and fair value of approximately $129,012,437 and $141,840,769, respectively, had been contributed or sold to SFC by the Company and were pledged as collateral under the facility. The facility agreement contains operational restrictions such as requiring lender approval of certain mergers and acquisitions and changes in management. The facility agreement also contains financial covenants related to tangible net worth, loan delinquency and loan defaults. As of June 30, 1998, the Company and SFC were in compliance with those covenants. The Company may borrow under the facility until December 31, 2001, and the facility expires on January 5, 2007.

         To hedge its exposure under the $200.0 million revolving credit facility, in 1996 the Company entered into several interest rate swap agreements which were modified in March 1998. In May 1998, the Company further modified these previous swap agreements ("First Swap Agreements") and entered into several new agreements ("Second Swap Agreements"). Under the terms of the First Swap Agreements, the Company has exchanged variable commercial paper rates on $100.0 million notional amount. During the period from July 1998 through December 1999, the Company has swapped the variable commercial paper rate to a fixed rate of 6.0%. During the period from January 2000 through January 2002, the Company has put in place a collar that caps the variable commercial paper rate at 6.35% in exchange for a floor at 6.00%. Under the terms of the Second Swap Agreements, the Company has exchanged variable commercial paper rates on $20.0 million notional amount beginning in September 1998, increasing by $20.0 million per month to a total notional amount of $100.0 million in January 2002. During the period from September 1998 through January 2002, the Company has swapped the variable commercial paper rate to a fixed rate of 6.0%. The rates under both the First Swap Agreements and Second Swap Agreements do not include the 2.25% fee charged by the financial institution on amounts borrowed under the facility.

         Interest expense on the $200.0 million credit facility including the swaps and a monthly fee of .50% per annum on the unused portion of the facility totaled $284,666 and $2,327,501 for the quarters ended June 30, 1997 and June 30, 1998, respectively.

7. INCOME TAXES

         For the quarters ended June 30, 1997 and 1998 the Company provided for federal income tax at a 35.0% rate on undistributed realized long-term capital gains, excise taxes at a 4.0% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note
13). For the quarters ended June 30, 1997 and June 30, 1998, the provision for income taxes totaled $4,648,488 and $1,265,746, respectively.

8. STOCK OPTION PLANS

         Employee Stock Option Plans. The Company's two employee stock option plans, the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan"), and the 1996 Employee Stock Incentive Plan (the "1996 Plan") provide for the granting of options for

1,000,000 and 5,707,098 shares, respectively, of common stock to selected employees at an exercise price not less than the fair market value of the common stock on the date of the grant. The terms of each award are determined by the Board of Directors. The options vest over a five-year period from the date of grant and expire ten years from the date of grant.

         A summary of stock option activity related to the plans is as follows:

                                               PRICE RANGE
                                                PER SHARE                     SHARES
                                                ---------                     ------

Outstanding, December 31, 1995                                                 933,932
     Granted                                 $ 9.33 -  17.785                1,535,162
     Exercised                               $6.750 -   8.938                   30,000
     Forfeited                               $9.25  -  13.167                   50,000
                                                                             ---------
Outstanding, December 31, 1996                                               2,389,094
     Granted                                 $13.969 - 23.875                3,118,004
     Exercised                               $  5.50 - 13.969                  134,000
     Forfeited                               $  9.25 -  17.50                   42,000
                                                                             ---------
Outstanding, December 31, 1997                                               5,331,098
     Granted                                 $ 21.50 -  28.75                  894,000
     Exercised                               $  6.75 - 17.375                  109,500
     Forfeited                               $         15.125                   60,000
                                                                             ---------
Outstanding, June 30, 1998                                                   6,055,598


         Directors Stock Option Plan. During 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors which permits the issuance of options to purchase the Company's stock to non-employee directors. This plan was amended in April of 1998, subject to the approval of the Securities and Exchange Commission which was received in June 1998. The plan reserves 246,000 shares of common stock for automatic grant. Directors elected prior to December 1, 1994 received options to purchase 36,000 shares and directors elected after December 1,1994 received options to purchase 24,000 shares. Upon the initial election of a future non-employee director, an option to acquire 12,000 shares of common stock will be issued to the director. In addition, upon reelection each director will receive an option to purchase 4,000 shares beginning with the 1997 reelections. Under the terms of the Plan, the options' exercise price may not be less than the fair market value of a share of common stock on date of grant. No options were granted in 1995. In 1996, 168,000 options were granted at an exercise price of $12.125 which were outstanding at December 31, 1996. In 1997, 12,000 options were granted at an exercise price of $13.968. In 1998, 52,000 shares were granted at an exercise price of $23.625. No shares were exercised prior to 1997, 11,600 shares were exercised during 1997 and 20,000 shares were exercised in the second quarter of 1998. No shares have been forfeited to date.


9. SECONDARY OFFERING

         In March 1998, the Company completed a public offering of 6,000,000 shares of common stock at a price of $25.50 per share. The net proceeds to the Company of the offering, after underwriting commissions and expenses were approximately $144,560,000.

10. NET OPERATING INCOME PER SHARE AND NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE

         The Company computes net operating income per share and the net increase in shareholders equity resulting from operations per common share-basic by dividing the relevant income amount by the weighted average number of common shares outstanding during the quarter, which was 30,962,000 and 37,203,535 for the quarters ended June 30, 1997 and 1998, respectively. For the calculation of net operating income per share and the net increase in shareholders' equity resulting from operations per common share-diluted, the Company increases the weighted average number of shares for the potential dilutive effect of outstanding stock options. The weighted average shares outstanding considering the effect of the stock options outstanding was 32,070,670 and 39,778,788 for the quarters ended June 30, 1997 and 1998, respectively.


         In December 1997, the Company declared a dividend derived from capital gains totaling $5,405,267 payable in January 1998. On March 20, 1998, the Company paid a dividend of $7,929,151 from net investment income to shareholders of record as of February 27, 1998.

         On June 16, 1998, the Company paid a dividend of $9,306,660 from net investment income to shareholders of record as of May 29, 1998.

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

12. COMMITMENTS AND CONTINGENCIES

         As of June 30, 1998, the Company had outstanding loan commitments totaling $14.4 million, of which $5.8 million are contingent upon the borrower meeting certain future financial conditions. These commitments were made in the ordinary course of the Company's business and are generally on the same terms as loans to existing borrowers.

         As of June 30, 1998, the Company had contingent liabilities totaling $8.1 million relating to guarantees of letters of credit, credit facilities, performance bonds and operating costs of four portfolio companies. These liabilities expire at various dates through March 2001.

         The Company has made a commitment under a joint venture agreement with a Canadian bank to fund up to $100.0 million (in Canadian dollars) in loans to Canadian companies of which approximately $26.7 million has been funded.

13. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheet for Harris Williams as of December 31, 1997 and June 30, 1998 and statements of income for the quarters ended June 30, 1997 and 1998 and for the six months periods ended June 30, 1997 and 1998 are as follows:

                                 BALANCE SHEETS

                                                  DECEMBER 31,               JUNE 30,
                                                      1997                     1998
                                                   ----------               ----------

ASSETS
Cash and cash equivalents                          $  282,913               $1,156,018
Accounts receivable                                   674,256                4,207,006
Other assets, net                                   1,645,857                  558,341
                                                   ----------               ----------

         Total Assets                              $2,603,026               $5,921,365
                                                   ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                        $1,678,067               $2,597,785
Shareholders' equity                                  924,959                3,323,580
                                                   ----------               ----------
         Total liabilities and
         shareholders' equity                      $2,603,026               $5,921,365
                                                   ==========               ==========



                            STATEMENTS OF OPERATIONS

                                                  Three Months                          Six Months
                                                 Ended June 30,                       Ended June 30,
                                         -----------------------------         -----------------------------
                                            1997               1998               1997               1998
                                         ----------         ----------         ----------         ----------

REVENUES:
Fee income                               $2,674,945         $3,290,502         $3,480,772         $7,281,748
Expense reimbursements and other            130,671            286,775            241,101            475,830
                                         ----------         ----------         ----------         ----------
         Total revenues                   2,805,616          3,577,277          3,721,873          7,757,578
                                         ----------         ----------         ----------         ----------
EXPENSES:
Salaries and benefits                     1,374,100          1,069,081          1,791,829          2,743,779
Operating expenses                          411,286            804,674            668,613          1,349,433
                                         ----------         ----------         ----------         ----------
         Total expenses                   1,785,386          1,873,755          2,460,442          4,093,212
                                         ----------         ----------         ----------         ----------
Operating income before taxes             1,020,230          1,703,522          1,261,431          3,664,366
Provision for income taxes                  142,995            581,409            215,355          1,265,746
                                         ----------         ----------         ----------         ----------
Net income                               $  877,235         $1,122,113         $1,046,076         $2,398,620
                                         ==========         ==========         ==========         ==========

         Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and success fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

         Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation. Accordingly for the quarters ended June 30, 1997 and 1998, Harris Williams has provided federal income taxes of $142,995 and $581,409, respectively, which is included in provision for income taxes in the accompanying consolidated statements of operations.


         Harris Williams reimburses the Company for certain expenses which totaled $128,294 and $127,935 for the quarters ended June 30, 1997 and 1998. Expense reimbursements are reflected as a reduction in operating expenses in the Company's consolidated statements of operations. Harris Williams has a receivable from the Company as of June 30, 1998 totaling $3,838,450, which is included in accounts payable in the Company's consolidated balance sheet.

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
                                                                          ============   ============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS

                               AS OF JUNE 30, 1998

                                                                                                              Coupon
                                                                                                             Interest
         LOANS                                                                 Maturity        Cost            Rate     Fair Value
         -----                                                                 --------        ----            ----     ----------
2021. Interactive, LLC                                                           4/6/03     $2,500,000         13.50%   $2,500,000
ACT Teleconferencing, Inc.                                                      3/31/03        742,294         13.50       760,678
Action Sports Group, LLC                                                        8/19/02      1,750,000         13.00     1,750,000
Adavest Holdings, LLC                                                           5/15/03      3,500,000         13.75     3,500,000
Aero Products Corporation                                                      12/19/99      1,250,000         14.00       875,000
Aero Products Corporation                                                        6/9/02      2,500,000         13.00     2,500,000
Affinity Fund, Inc.                                                            10/28/98      1,485,000         12.50     1,500,000
Affinity Fund, Inc.                                                            12/28/98        495,000         12.50       497,565
Affinity Fund, Inc.                                                             3/10/00      1,000,000         14.00     1,000,000
Air Age Services of San Antonio, Inc.                                           4/30/03      3,500,000         13.50     3,500,000
Alignis, Inc.                                                                   2/28/02      2,500,000         13.00     2,500,000
American Network Exchange, Inc.                                                11/30/98        990,000         13.00       999,352
American Network Exchange, Inc.                                                 1/18/99        990,000         13.00       999,018
Amscot Holdings, Inc.                                                           5/26/00        800,000         14.00       800,000
Amscot Holdings, Inc.                                                           9/20/00        200,000         14.00       200,000
Amscot Holdings, Inc.                                                           6/28/01        500,000         14.00       500,000
Amscot Holdings, Inc.                                                          12/27/01        250,000         14.00       250,000
Amscot Holdings, Inc.                                                           7/30/02      1,000,000         14.00     1,000,000
Amscot Holdings, Inc.                                                            demand        491,336         14.00       491,336
Anton Airfoods, Inc.                                                            5/21/02      5,000,000         13.50     5,000,000
Ashe Industries, Inc.                                                           5/18/99        472,220         12.50       122,220
Associated Response Services, Inc.                                              6/20/99      1,386,000         12.50     1,397,417
Associated Response Services, Inc.                                               8/1/99        750,000         13.50       750,000
Associated Response Services, Inc.                                               1/6/00        300,000         12.50       300,000
Associated Response Services, Inc.                                              2/15/00        335,000         12.50       335,000
Associated Response Services, Inc.                                              11/8/01        500,000         12.50       500,000
Associated Response Services, Inc.                                              3/27/02      3,000,000         12.50     3,000,000
Auburn International, Inc.                                                     12/31/02      2,850,000         13.50     2,867,500
Austin Innovations, Inc.                                                         7/1/02      1,950,000         13.75     1,958,620
Avionics Systems, Inc.                                                          7/19/01      3,000,000         13.50     3,000,000
B & N Company, Inc.                                                              8/8/00      2,970,000         12.50     2,183,500
B & N Company, Inc.                                                             3/28/01        990,000         13.00       993,841
Bohdan Automation, Inc.                                                          7/1/02      1,500,000         13.50     1,500,000
Bohdan Automation, Inc.                                                          3/5/03        750,000         13.50       750,000
BroadNet, Inc.                                                                   6/9/02      2,500,000         14.00     2,500,000
BUCA, Inc.                                                                     10/31/02      1,565,003         13.50     1,615,753
BUCA, Inc.                                                                      5/30/03      1,673,750         13.50     1,684,626
Bug.Z., Inc.                                                                    9/23/02      2,500,000         15.00     2,500,000
Bug.Z., Inc.                                                                    9/23/02        600,000         15.00       600,000
C.J. Spirits, Inc.                                                               6/1/97        750,171         13.50        55,796
Caldwell/VSR Inc.                                                               2/28/01      1,500,000         12.00     1,500,000
Caldwell/VSR Inc.                                                               5/31/02         99,000          8.00        99,000
Caldwell/VSR Inc.                                                               5/31/03      1,050,000          8.00       925,000
Caldwell/VSR Inc.                                                               6/23/03        500,000         13.50       500,000
Campbell Software, Inc.                                                         2/11/03      2,000,000         13.50     2,000,000
Capital Sigma Investments, Inc.                                                 4/30/03      2,250,000         13.50     2,250,000
Cardiac Control Systems, Inc.                                                   3/31/00      1,500,000         13.50     1,500,000
Caribou Coffee Company, Inc.                                                   12/31/02      4,153,528         12.50     4,224,068
Cartech Holdings, Inc.                                                          4/29/01      1,500,000         13.00     1,500,000
CarStar A&B, Inc.                                                               6/29/03      2,500,000         13.00     2,500,000
Catalina Food Ingredients, Inc.                                                 3/30/02      3,500,000         13.00     3,500,000
Cedaron Medical, Inc.                                                           6/28/01      1,500,000         13.50     1,500,000
CF Data Corp.                                                                   3/16/00      1,732,500         13.75     1,744,180
Check Into Cash, Inc.                                                           11/7/01        539,000         14.00       684,977
Check Into Cash, Inc.                                                           11/7/01        500,000         14.00       500,000
Check Into Cash, Inc.                                                           11/7/01        500,000         14.00       500,000
Check Into Cash, Inc.                                                           11/7/01        500,000         14.00       500,000
Check Into Cash, Inc.                                                           11/7/01        500,000         14.00       500,000
Check Into Cash, Inc.                                                           11/7/01        500,000         14.00       500,000
Check Into Cash, Inc.                                                           11/7/01        750,000         14.00       750,000
Chinese Media Group, LLC                                                        3/27/03      2,100,000         13.50     2,100,000
Clearidge, Inc.                                                                 3/30/03      2,000,000         14.00     2,000,000
CMHC Systems, Inc.                                                               7/1/02      1,400,000         13.50     1,400,000
CMP Enterprises, LLC                                                           12/10/02      3,500,000         13.00     3,500,000
Cold Jet, Inc.                                                                  6/30/03      1,000,000         14.00     1,000,000
Colonial Investments, Inc.                                                     10/16/00        800,000         13.75       800,000
Columbus Medical Holdings, LLC                                                  1/31/02      4,000,000         13.75     4,000,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998



                                                                                                              Coupon
                                                                                                             Interest
         LOANS                                                                 Maturity        Cost            Rate     Fair Value
         -----                                                                 --------        ----            ----     ----------
Co-Mack Technologies, Inc.                                                      6/26/03     $1,600,000         14.00%   $1,600,000
Compression, Inc.                                                              12/17/02      3,700,000         13.50     3,700,000
Compression, Inc.                                                               4/30/03      2,073,000         13.50     2,073,000
Consumat Systems, Inc.                                                          7/15/98        250,000         14.00       250,000
Consumat Systems, Inc.                                                          11/1/00        500,000         14.00       500,000
Consumat Systems, Inc.                                                           1/1/01        500,000         14.00       500,000
Consumat Systems, Inc.                                                          3/11/01        500,000         14.00       500,000
Consumat Systems, Inc.                                                          3/26/02        500,000         14.00       500,000
Continental Diamond Cutting Co.                                                10/28/99        375,000         13.00       375,000
Continental Diamond Cutting Co.                                                11/16/99        200,000         13.00       200,000
Corporate Link, Inc.                                                            6/13/00        200,000         14.00       200,000
Corporate Link, Inc.                                                           12/13/01        600,000         14.00       600,000
Cort Investment Group, Inc. (d/b/a Contract Network)                            8/27/02      3,320,000         13.50     3,353,000
Counsel Press LLC                                                                6/3/03      2,556,300         13.50     2,563,695
Creighton Shirtmakers, Inc. and affiliates                                       demand      1,969,000         14.00     1,969,000
CSM, Inc.                                                                      12/31/01      1,400,000         14.00     1,400,000
Cybo Robotics, Inc.                                                             9/29/02      1,050,000         13.25     1,050,000
Cybo Robotics, Inc.                                                             9/29/02        700,000         13.25       700,000
Cybo Robotics, Inc.                                                             9/29/02      1,000,000         13.25     1,000,000
Dalts, Inc.                                                                     4/28/01      2,000,000         13.50     1,500,000
Data National Corporation                                                      12/10/02      1,050,000         13.75     1,102,500
DentalCare Partners, Inc.                                                       1/11/01      2,206,023         12.50     2,214,039
Distinction Software, Inc.                                                       6/9/03      1,000,000         14.00     1,000,000
Dyad Corporation                                                               12/31/02      2,900,000         14.00     2,970,000
DynaGen, Inc.                                                                   6/17/02      1,733,300         13.50     1,791,085
Dyntec, Inc.                                                                     7/7/02      2,500,000         14.00     2,500,000
Electronic Accessory Specialists Int'l, Inc.                                    6/23/02      1,600,000         13.50     1,600,000
Electronic Accessory Specialists Int'l, Inc.                                    6/23/02      1,750,000         13.50     1,750,000
Encor Technologies, Inc.                                                        3/30/02      1,444,000         13.13     1,444,000
Endeavor Technologies, Inc.                                                      9/2/02      4,000,000         13.50     4,000,000
Entek Scientific Corporation                                                    6/28/01      2,500,000         13.00     2,500,000
Entek Scientific Corporation                                                    5/22/02      1,090,000         13.00     1,125,256
ERDA, Inc.                                                                       5/1/03      2,500,000         13.50     2,500,000
Express Shipping Centers, Inc.                                                  7/14/98        150,000         15.00       150,000
Express Shipping Centers, Inc.                                                  9/22/00      1,697,598         13.25     1,483,015
Express Shipping Centers, Inc.                                                   5/1/02        250,000         13.25       250,000
Faxnet Corporation                                                              6/17/02      1,900,000         13.00     1,921,671
FDL, Inc.                                                                       1/30/02      1,750,000         13.50     1,825,006
Film Technologies International, Inc.                                           2/27/02      1,500,000         14.00     1,500,000
FoodNet Holdings, LLC                                                           7/22/01      1,500,000         13.50     1,500,000
Fortrend Engineering Corp.                                                      8/30/01      1,500,000         12.99     1,500,000
Fulcrum Direct, Inc.                                                             6/4/03      4,500,000         13.88     4,008,333
Fypro, Inc.                                                                    12/17/01        198,793          8.00       173,793
Gateway Communications, Inc.                                                    6/16/03      1,732,720         13.00     1,733,008
GC Management, Inc.                                                             7/29/01      2,500,000         13.50     2,000,000
Generation 2 Worldwide LLC                                                     10/31/00      2,000,000         14.00     2,000,000
GerAssist, Inc.                                                                 6/26/03      3,000,000         13.50     3,000,000
Gloves Inc.                                                                      5/1/02      1,500,000         13.00     1,500,000
Good Food Fast Companies, The                                                  12/10/01      2,500,000         13.50     2,250,000
Good Food Fast Companies, The                                                    demand        510,500         13.50       510,500
Graphic Systems Group, Inc.                                                     6/24/03      1,000,000         13.50     1,000,000
Gulfstream International Airlines Inc.                                          7/29/99      1,490,000         13.00     1,499,519
Gulfstream International Airlines Inc.                                          12/1/99      2,200,000         14.00     2,200,000
Gulfstream International Airlines Inc.                                          4/30/00      2,500,000         13.80     2,500,000
H & H Acq. Corp.                                                                8/30/01      1,500,000         14.00     1,500,000
Home Link Services, Inc.                                                       12/30/01        300,000         14.00        25,000
Hunt Assisted Living, LLC                                                      10/17/02      2,999,900         12.00     2,999,916
Hydrofuser Industries, Inc. and affiliates                                      7/30/02        825,031         13.00       778,309
I.Schneid Acquisition, LLC                                                       4/1/01      2,000,000         14.00     2,000,000
IJL Holdings, Inc.                                                              9/12/02      1,250,000         13.50     1,250,000
IJL Holdings, Inc.                                                              9/12/02        350,000         13.50       350,000
ILD Communications, Inc.                                                        5/10/01      1,500,000         13.50     1,500,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998



                                                                                                              Coupon
                                                                                                             Interest
         LOANS                                                                 Maturity        Cost            Rate     Fair Value
         -----                                                                 --------        ----            ----     ----------
Imtek Office Solutions, Inc.                                                    5/28/03     $3,370,000         14.00%   $3,370,000
In-Store Services, Inc.                                                          1/1/99        350,000         14.00       350,000
In-Store Services, Inc.                                                         4/19/00      1,188,000         14.00     1,195,800
J. Fegely & Son Hardware Co., Inc.                                              6/30/03      1,000,000         13.00     1,000,000
Jim Bridges Acquisition Company                                                 3/31/03      1,500,000         14.00     1,500,000
Johnston County Cable, L.P.                                                     8/31/00      1,990,000         14.00     1,995,678
Karawia Industries, Inc.                                                        3/27/02      2,500,000         14.00     2,500,000
KWC Management Co., LLC                                                         4/25/01        500,000         14.00        50,000
Lane Acquisition Corporation                                                   11/21/01      4,000,000         13.75     4,000,000
Leisure Clubs International, Inc.                                                4/1/01      1,485,000         14.00     1,491,750
Leisure Clubs International, Inc.                                               3/27/02        125,000         14.00       125,000
M & M Industries, Inc.                                                          2/26/02      2,250,000         14.00     2,250,000
Marmot Mountain, Ltd.                                                           3/27/03      2,750,000         13.00     2,766,668
Mayo Hawaiian Corp.                                                             6/27/01      2,200,000         14.00     2,200,000
MBA Marketing Corporation                                                        2/4/99      1,782,000         12.50     1,797,900
McAuley's Incorporated                                                          7/31/01      3,000,000         13.00     3,000,000
MCG, Inc.                                                                      12/23/02      1,500,000         13.50     1,500,000
Mead-Higgs Company, Inc.                                                        5/19/02      1,400,000         14.00     1,400,000
MegaMarketing Corporation                                                        3/5/03      2,800,000         14.00     2,813,332
Mesa International, Inc.                                                         demand      5,119,125         14.00     4,619,125
MetroLease, Inc.                                                                7/29/02      2,495,000         13.50     2,495,996
MMS Incentives, LLC                                                             4/15/03      2,250,000         13.00     2,250,000
Moore Diversified Products, Inc.                                                6/16/00        800,000         13.50       800,000
Moore Diversified Products, Inc.                                                3/27/02      1,000,000         13.50     1,000,000
Multimedia 2000, Inc.                                                           3/29/01      2,552,569         14.00     2,202,569
Mytech Corporation                                                              9/25/02      1,200,000         13.50     1,200,000
NASC, Inc.                                                                     12/13/98        500,000         13.50       500,000
NASC, Inc.                                                                      6/26/01      1,500,000         13.50     1,500,000
N&R Printing, Inc.                                                               6/1/03      2,000,000         14.00     2,000,000
Nationwide Engine Supply, Inc.                                                  1/12/99      2,475,000         12.00       496,684
Nationwide Engine Supply, Inc.                                                  9/26/01      1,000,000         13.50     1,000,000
Nationwide Engine Supply, Inc.                                                 12/12/98        782,479      prime + 2.5%   782,479
NetForce, Inc.                                                                 11/27/02      2,000,000         14.00     2,000,000
NRI Service and Supply L.P.                                                     2/13/00      2,225,000         14.00     2,017,097
Nunn Acquisition Corporation                                                    5/12/03      4,000,000         14.00     4,000,000
Omni Home Medical, Inc.                                                         3/30/02      2,000,000         14.00     2,000,000
Omni Products of Palm Beach, Inc.                                               2/19/03      2,900,000         14.00     2,908,335
One Call Comprehensive Care, Inc.                                              12/30/98        180,369         14.00       180,369
One Call Comprehensive Care, Inc.                                              12/30/98        175,000         14.00       175,000
One Call Comprehensive Care, Inc.                                              12/19/01      1,500,000         14.00     1,200,000
One Call Comprehensive Care, Inc.                                              12/19/01        500,000         14.00       500,000
One Call Comprehensive Care, Inc.                                               3/31/02        500,000         14.00       500,000
One Call Comprehensive Care, Inc.                                                7/1/98         50,000         14.00        50,000
One Coast Network Corporation                                                  11/17/02      5,000,000         14.00     5,000,000
Online Resources & Communications Corp.                                         3/30/03      6,000,000         12.75     6,000,000
Online Resources & Communications Corp.                                         3/30/03      2,000,000         12.75     2,000,000
Orchid Manufacturing Group, Inc.                                                9/14/00      2,960,000         13.00     2,980,677
Orchid Manufacturing Group, Inc.                                               12/28/00      1,000,000         13.50     1,000,000
Outdoor Promotions LLC                                                          8/31/98        950,000         13.75       950,000
Pacific Linen, Inc.                                                             12/3/02      2,951,976         13.50     3,015,914
Pacific Plus, Inc.                                                               5/1/03      2,325,000         13.50     2,330,834
Palco Telecom Service, Inc.                                                    11/22/99        650,000         12.00       650,000
Paradigm Valve Services, Inc.                                                  11/12/01      1,600,000         13.50     1,600,000
PaySys International, Inc.                                                      9/26/02      3,725,158         13.50     3,770,968
Pharmed Group Holdings, Inc.                                                    6/25/03      4,500,000         13.00     4,500,000
Physicians Surgical Care, Inc.                                                  5/29/03        857,000         13.50       861,766
Piedmont Hardwood Flooring, LLC                                                  6/8/03      2,500,000         13.00     2,500,000
Pik:Nik Media, Inc.                                                             6/23/00      1,000,000         12.00     1,000,000
Plymouth, Inc.                                                                  9/28/00        750,000         13.00       750,000
PRA International, Inc.                                                         8/10/00      1,980,000         13.50     1,991,655
Precision Panel Products, Inc.                                                  1/11/02      2,022,781         12.75       500,000
Precision Panel Products, Inc.                                                  1/11/02      4,019,683         12.75             0

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998



                                                                                                              Coupon
                                                                                                             Interest
         LOANS                                                                 Maturity        Cost            Rate     Fair Value
         -----                                                                 --------        ----            ----     ----------
Precision Panel Products, Inc.                                                   demand   $    $92,524         12.75%   $        0
Precision Panel Products, Inc.                                                   demand        150,000         12.75         3,487
Precision Panel Products, Inc.                                                   demand        500,000         12.75       500,000
Precision Panel Products, Inc.                                                   demand        356,000         12.75             0
Precision Panel Products, Inc.                                                   demand        125,000         12.75             0
Precision Panel Products, Inc.                                                   demand        227,000         12.75             0
Price Systems, LLC                                                               6/1/03      1,000,000         13.50     1,000,000
Pritchard Glass, Inc.                                                           2/10/01        200,000         14.00       200,000
Pritchard Glass, Inc.     .                                                     2/14/01        767,431         14.00       767,431
Proamics Corporation                                                            7/31/02      1,000,000         13.00     1,000,000
Professional Training Services, Inc.                                            9/30/02      3,400,000         13.25     3,400,000
Pro-Style Acquisition Corporation                                               2/26/03      6,000,000         13.59     6,000,000
Protect America, Inc.                                                           1/30/02      4,880,000         13.50     4,910,718
QSS Acquisition, Inc.                                                           6/25/03      3,750,000         14.00     3,750,000
R & R International, Inc.                                                       6/30/02      2,000,000         13.25     2,000,000
Ready Personnel, Inc.                                                           12/3/02      4,500,000         13.25     4,500,000
Recompute Corporation                                                           2/21/02      2,300,000         13.50     2,385,000
Reef Chemical Company, Inc.                                                     9/23/02      2,700,000         13.75     2,750,000
Relax the Back Corporation                                                      10/1/02      5,000,000         13.00     5,000,000
Relevant Knowledge, Inc.                                                        9/15/98        283,000         10.00       283,000
Rocky Mountain Radio Company LLC                                               11/10/01      2,500,000         13.50     2,500,000
Rocky Mountain Radio Company LLC                                               11/10/01        500,000         13.50       500,000
Rynel Ltd., Inc.                                                                10/1/01      1,250,000         14.00     1,100,000
Rynel Ltd., Inc.                                                                10/1/01        307,500         14.00       307,500
Saraventures Fixtures Inc.                                                      5/23/02      1,645,926         14.00             0
Saraventures Fixtures Inc.                                                       demand        108,825         14.00             0
SBX Holding Company                                                             3/26/03      4,100,000         13.13     4,100,000
Sheet Metal Specialties, Inc.                                                   6/20/01        250,000         14.00       250,000
Sheet Metal Specialties, Inc.                                                   12/4/01        211,750         12.00       211,750
Sheet Metal Specialties, Inc.                                                   1/24/02         38,250         12.00        38,250
SkillSearch Corportion                                                          3/31/99        496,000         13.00       500,000
Solutioneering, Inc.                                                            3/31/02      2,000,000         13.75     2,000,000
Southern Specialty Brands, Inc.                                                 6/30/02      1,732,500         14.00     1,741,260
Southern Therapy, Inc.                                                          4/24/02      1,000,000         13.50     1,000,000
Southern Therapy, Inc.                                                          4/24/02        500,000         13.50       500,000
Southern Therapy, Inc.                                                          4/24/02        500,000         13.50       500,000
Southern Therapy, Inc.                                                          4/24/02      1,000,000         13.50     1,000,000
Stealth Engineering, Inc.                                                      12/31/02      1,500,000         13.50     1,500,000
Stratford Safety Products, Inc.                                                  3/1/02      2,125,000         13.50     2,146,250
Sub 1 Corporation (d/b/a Risk Management)                                       10/8/02        750,000         14.00       750,000
Summit Publishing Group, Ltd.                                                   1/16/98        250,000         14.00       250,000
Summit Publishing Group, Ltd.                                                   3/17/99      1,485,000         12.00             0
Summit Publishing Group, Ltd.                                                   7/26/01        625,000         14.00       146,500
SWS6, Inc.                                                                     12/31/98      1,950,000         12.70     1,700,000
SWS6, Inc.                                                                       demand        837,349         14.00       837,349
Synaxis Group, Inc.                                                             3/31/03      2,500,000         13.00     2,500,000
TAC Systems, Inc.                                                               9/30/98        850,000         14.00       850,000
TAC Systems, Inc.                                                               3/27/02      1,012,000         14.00     1,012,000
Talent Metal Products, Inc.                                                     5/19/03      2,300,000         14.00     2,300,000
Talus Solutions, Inc.                                                          12/30/02      3,000,000         13.50     3,000,000
Talus Solutions, Inc.                                                          12/30/02      2,000,000         13.50     2,000,000
TCOM Systems, Inc.                                                              3/30/04        358,804          0.00       108,804
TeleCommunication Systems, Inc.                                                  8/2/98        275,000         14.00       275,000
TeleCommunication Systems, Inc.                                                 9/20/02      3,000,000         14.00     3,000,000
Telecontrol Systems, Inc.                                                       9/30/02      2,500,000         14.00     2,500,000
Telemate Software, Inc.                                                         3/27/03      1,000,000         14.00     1,000,000
Telequestion, Inc.                                                              6/30/03      4,500,000         13.75     4,500,000
Temps & Co., Inc.                                                               5/12/02      3,000,000         13.25     3,000,000
The Moorings, LLC                                                              12/31/01      1,655,500         13.00     1,833,502
The Moorings, LLC                                                              11/17/02      2,500,000         13.00     2,500,000
Therapeutic Services of America, Inc.                                            1/4/03      2,750,000         13.25     2,750,000
Thomas Holding Company (d/b/a Sports & Social Clubs)                            5/21/02      1,500,000         13.50     1,500,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998



                                                                                                              Coupon
                                                                                                             Interest
         LOANS                                                                 Maturity        Cost            Rate     Fair Value
         -----                                                                 --------        ----            ----     ----------
Tie and Track Systems, Inc.                                                    10/31/02   $  1,500,000         13.50% $  1,500,000
Toccoa Associates, LLC                                                          2/18/03      2,110,000         13.50     2,110,000
Towne Services, Inc.                                                           12/18/02      1,500,000         14.00     1,500,000
Trade Am International, Inc.                                                    9/30/00      4,000,000         12.75     4,000,000
TRC Acquisition Corporation                                                    10/21/01      2,000,000         13.50     2,000,000
Tulsa Industries, Inc.                                                          2/26/03      6,000,000         13.00     6,000,000
UltraFab, Inc.                                                                  6/27/01      1,500,000         14.00     1,500,000
Umbrellas Unlimited, LLC                                                        8/21/02        264,691         14.00       214,691
Unicoil, Inc.                                                                   9/28/02      1,300,000         13.50     1,300,000
Unicoil, Inc.                                                                   9/28/02        700,000         13.50       700,000
Unique Electronics, Inc.                                                       11/30/99        600,000         10.67       600,000
Unique Electronics, Inc.                                                       10/10/02        300,000         13.00       300,000
UOL Publishing, Inc.                                                           10/31/99         32,352          6.00        32,352
Valdawn Watch Company                                                          12/31/98        100,000         14.00       100,000
Valdawn Watch Company                                                           2/14/00        450,000         14.00       450,000
Valdawn Watch Company                                                           8/21/02      2,160,000         14.00             0
Valdawn Watch Company                                                           8/21/02      1,000,000         14.00        50,000
VDW Farms, Ltd.                                                                11/25/02      1,500,000         14.00     1,500,000
Vision 2000, Inc.                                                               4/25/02      2,552,865         13.50       877,865
Vision Software, Inc.                                                           2/26/03      5,000,000         12.75     5,000,000
Watts-Finnis Holdings, Inc.                                                    11/30/02      2,500,000         13.25     2,500,000
Wearever Health Products, LLC                                                   3/31/02      1,500,000         13.50       925,000
Wearever Health Products, LLC                                                  12/11/02        650,000         14.00       650,000
Westcorp Software Systems, Inc.                                                  3/6/03      2,000,000         14.00     2,000,000
Wolfgang Puck Food Company, Inc.                                                5/20/02      5,000,000         12.50     5,000,000
Zahren Alternative Power Corp.                                                 11/27/99      1,980,000         13.00     1,995,617
Zahren Alternative Power Corp.                                                  1/30/00        495,000         13.00       497,569
                                                                                          ------------                ------------
                                               Subtotals                                  $474,507,374                $451,199,580
                                                                                          ------------                ------------


TANDEM CAPITAL LOANS TO PUBLICLY TRADED COMPANIES*


Altris Software, Inc. (Gross principal of $3,000,000)                           6/27/02   $  2,415,000         11.50% $  2,512,500
Berger Holdings, Inc. (Gross principal of $2,000,000)                            1/2/03      1,796,000         12.25     1,819,800
Bikers Dream, Inc. (Gross principal of $4,500,000)                              6/22/01      4,390,625         12.00     4,447,138
Compass Plastics & Technologies, Inc. (Gross principal of $7,000,000)           2/27/03      6,615,205         12.25     6,647,270
Cover-All Technologies, Inc.(Convertible at $1.25/sh)                           3/31/02      3,000,000         12.50     4,575,000
Digital Transmission Systems, Inc.(Convertible at $10.25/sh)                    9/25/02      4,000,000         11.50     3,600,000
Diplomat Direct Marketing Corporation  (Gross principal of $5,000,000)          6/29/03      4,947,925         12.00     4,948,793
Environmental Tectonics Corporation (Gross principal of $4,000,000)             3/27/04      3,500,770         12.00     3,583,980
Ergobilt, Inc. (Gross principal of $4,000,000)                                  1/15/03      3,818,400         11.50     3,430,924
Great Train Store Company (Gross principal of $3,000,000)                       6/30/03      2,500,000         12.00     2,508,333
Smartchoice Automotive Group(Convertible at $6.00/sh)                           3/12/99      3,500,000         12.00     3,500,000
Smartchoice Automotive Group(Convertible at $3.67/sh)                           5/13/02      4,000,000         12.00     4,450,000
Tava Technologies, Inc. (Gross principal of $4,000,000)                         1/31/01      3,685,350         11.50     3,713,318
Teltronics, Inc. (Gross principal of $1,750,000)                                2/13/02      1,571,500         12.00     1,590,095
Teltronics, Inc. (Gross principal of $1,000,000)                                2/25/99        875,900         12.00       927,610
Teltronics, Inc.                                                                10/1/00        269,506         12.00       269,506
Universal Automotive Industries, Inc.                                           7/11/02      4,500,000         12.25     4,500,000
                                                                                          ------------                ------------
                                               Subtotals                                  $ 55,386,181                $ 57,024,266
                                                                                          ------------                ------------


CANADIAN LOANS

Business Press Group Inc.                                                        6/4/03   $    300,000         13.00% $    300,000
Century Pacific Greenhouses Ltd.*                                               4/14/02      1,002,794         13.00     1,002,794
Copperhead Chemical Company, Inc.                                              10/23/02        500,000         12.50       500,000
Daxxes Corporation*                                                             12/1/02        847,997         13.00             0
DEC Interactive Inc.*                                                            3/8/03         75,000         11.00        75,000

------------
* For Tandem Capital loans, if the loan is convertible into Common Stock, the conversion price is shown in parentheses. If the gross principal amount owed under the loan is higher than its cost basis, the gross principal is shown in parentheses.

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998


                                                                                                              Coupon
                                                                                                             Interest
         LOANS                                                                 Maturity        Cost            Rate     Fair Value
         -----                                                                 --------        ----            ----     ----------
DEC Interactive Inc.*                                                           5/12/03   $     75,000         11.00% $     75,000
DEC Interactive Inc.*                                                            6/6/03         69,784         11.00        69,784
Family Golf Centers, Inc.                                                       6/20/02      1,600,000         13.50     1,600,000
Family Golf Centers, Inc.                                                        4/3/03        180,000         13.00       180,000
Executrain (3199673 Canada Inc.)*                                               10/1/02        292,105         13.00       292,105
Executrain (3199673 Canada Inc.)*                                              12/24/02        559,910         13.00       559,910
FEI Refrigerated Services LLC                                                   1/14/03      2,000,000         12.50     2,000,000
Gavel & Gown Software Inc.*                                                     6/30/03        326,820         14.00       326,820
Glen Oak Inc.                                                                  12/17/02      1,268,678         12.50     1,268,678
G/Comm Marketing Inc.*                                                          9/30/02        360,787         12.50       360,787
Hunt Industries                                                                  2/1/03      1,071,560         15.00       971,560
Just Vacations, Inc.*                                                           5/11/03        837,404         14.00       837,404
Kos Corp. Industries                                                             8/6/03      2,000,000         14.00     2,000,000
Newfoundland Career Academy Ltd.*                                                8/8/02        860,172         13.50       860,172
Newfoundland Career Academy Ltd.*                                               9/30/98        300,000         13.50       300,000
Race Face Components, Inc.*                                                     11/1/02        433,463         12.00       433,463
SFG Technologies Inc.*                                                          7/30/02        735,078         13.00       610,078
SFG Technologies Inc.*                                                          7/30/02         60,000         13.00        60,000
Sirvys Systems (3404447 Canada Inc.)*                                          12/30/02        704,037         14.00       704,037
Street Level (1216069 Ontario Ltd.)*                                           12/29/02        348,651         13.00       348,651
Supplements Plus Natural Vitamins & Cosmetics, Ltd.*                            10/3/03        144,823         16.50       144,823
Systech Group, Inc.*                                                            3/31/02        874,636         13.00       874,636
Traf-O-Data Investment Corporation*                                             7/14/98        180,000         14.00       180,000
Traf-O-Data Investment Corporation*                                             10/5/98        164,688         14.00       164,688
West Sun International, Inc.*                                                   1/14/03        699,252         13.00       699,252
                                                                                          ------------                ------------
                                               Subtotals                                  $ 18,872,638                $ 17,799,641
                                                                                          ------------                ------------
                                               Total loans                                $548,766,193                $526,023,488
                                                                                          ============                ============


*Loan cost and fair value are stated in U.S. dollars. Loan principal is denominated in Canadian dollars.

Note: Total gross principal owed under all loans outstanding at June 30, 1998 was $562,141,675.

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998


                                                                                                            Cost or
                                                                                            Number of     Contribution
       EQUITY INTERESTS                                                                       Shares         Rate      Fair Value
       ----------------                                                                       ------         ----      ----------
Publicly Traded Investments

American Network Exchange , Inc.         Common Stock                                           76,222    $   21,879    $        0
American Network Exchange , Inc.         Common Stock                                           63,429             0             0
Cardiac Control Systems, Inc.            Common Stock                                           50,000       250,000         8,550
Compass Plastics & Technologies Inc.     Common Stock                                          447,144         2,000       864,478
Consumat Systems, Inc.                   Common Stock                                          100,000       600,100        35,625
Family Golf Centers                      Common Stock                                           18,238             0       369,016
Master Graphics, Inc.                    Common Stock                                           66,664             0       488,869
Medical Resources Inc.                   Common Stock                                           55,549     1,000,000       161,613
Merge Technologies, Inc.                 Common Stock                                          108,942             0       328,642
National Vision Associates, Ltd.         Common Stock                                          208,698     1,771,149     1,319,689
Network Event Theaters, Inc.             Common Stock                                          412,397     2,114,772     1,412,460
PMTS Services, Inc.                      Common Stock                                           79,800             1     1,596,000
Premiere Technologies, Inc.              Common Stock                                           25,000             0       195,816
Recompute Corporation                    Common Stock                                          125,000       250,000       125,000
UOL Publishing, Inc.                     Common Stock                                           32,728         8,494       166,913
Video Update Inc.                        Common Stock                                           85,000         1,561       116,919
Vista Information Solutions, Inc.        Common Stock                                          274,731             0     2,030,863



Non-traded Equity Investments in Public Companies

Altris Software, Inc.                    Preferred Stock - convertible at $6.00/sh               3,000     3,000,000     1,950,000
Berger Holdings, Ltd.                    Preferred Stock - Series A; convertible at $4.25/sh    25,000     2,500,000     2,400,000
Clinicor, Inc.                           Preferred Stock - Series B; convertible at $3.00/sh    50,000     5,000,000     4,725,000
Environmental Tectonics Corporation      Preferred Stock - Series A; convertible at $7.50/sh    25,000     2,500,000     2,900,000
Smart Choice Automotive Group, Inc.      Preferred Stock - Series D; convertible at $6.00/sh       100     1,000,000     1,000,000
Teltronic, Inc.                          Preferred Stock - Series B; convertible at $2.75/sh    25,000     2,500,000     2,800,000
Vista Information Solutions, Inc.        Preferred Stock - Series E; convertible at $4.00/sh     2,500     2,500,000     3,250,000
Vista Information Solutions, Inc.        Preferred Stock - Series F; convertible at $6.37/sh     2,500     2,500,000     2,650,000



Equity Investments in Private Companies

Affinity Fund, Inc.                      Common Stock                                            1,738        15,000        15,000
Associated Response Services, Inc.       Common Stock                                               96       500,000       500,000
Bravo Corporation                        Common Stock                                           69,391       106,950       350,000
Clearidge, Inc.                          Preferred Stock - Series A                             11,895     2,700,000     2,700,000
Clearidge, Inc.                          Common Stock                                            4,000     1,000,000     1,000,000
Corporate Flight Management, Inc.        Common Stock                                           66,315           663           663
CSM, Inc.                                Class A Common Stock                                   99,673       100,000       100,000
Dentalcare Partners, Inc.                Preferred Stock - Series E                            510,617       819,639       300,000
Front Royal, Inc.                        Common Stock                                          110,000       275,000       550,000
Fypro, Inc.                              Preferred Stock - Series A                          4,659,480     4,659,480       375,000
Gulfstream International Airlines, Inc.  Preferred Stock - Series A                                216     3,000,000     3,000,000
Home Link, Inc.                          Preferred Stock                                     1,000,000     1,000,000             0
HPC America, Inc.                        Common Stock                                             5.04             0             0
Kentucky Kingdom, Inc.                   Common Stock                                           24,142       238,316       500,000
Micro Optics Design Corporation          Common Stock                                          166,667            33            33
Micro Optics Design Corporation          Preferred Stock - Series IV                           166,667       299,967       299,967
Multimedia 2000, Inc.                    Common Stock                                              900         8,444             0
Multimedia 2000, Inc.                    Preferred Stock - Series A                          2,609,988     2,274,556             0
Palco Telecom Service, Inc.              Common Stock                                          157,895         1,579       100,000
Paysys International, Inc.               Common Stock                                          150,000           300       425,000
Potomac Group, Inc.                      Preferred Stock - Series A                            800,000     1,000,000     1,400,000
Potomac Group, Inc.                      Common Stock                                          479,115       289,779       824,033
Potomac Group, Inc.                      Common Stock                                          958,566         2,591     1,675,000
PRA International, Inc.                  Common Stock                                          292,696       211,166     2,046,166
Relevant Knowledge, Inc.                 Preferred Stock - Series B                            312,500       500,000       500,000
Relevant Knowledge, Inc.                 Common Stock                                           75,000       120,000       120,000
Skillsearch Corporation                  Common Stock                                           13,350     1,060,875       431,840
SWS6, Inc.                               Preferred Stock                                     2,449,321     2,449,321       800,000
Teltrust , Inc.                          Common Stock                                          175,677             0     1,350,000
Unique Electronics, Inc.                 Preferred Stock - Series A                          1,000,000     1,000,000       675,000
Valdawn Watch Co.                        Preferred Stock                                           240       240,000             0
Vision 2000, Inc.                        Common Stock                                        1,000,000     1,000,000             0
Vision 2000, Inc.                        Preferred Stock - Series A                          2,720,141     2,720,141             0
Vision 2000, Inc.                        Preferred Stock - Series B                            520,000       527,136             0
Zahren Alternative Power Corporation     Common Stock                                              700       210,000       210,000
Zahren Alternative Power Corporation     Preferred Stock                                           200       200,000       200,000
                                                                                                         -----------   -----------
    TOTAL EQUITY INTERESTS                                                                               $56,050,894   $51,343,156
                                                                                                         ===========   ===========

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998


                                                                                                             Cost or
                                                                              Number of       Percentage   Contributed
          STOCK WARRANTS                                                        Shares         Ownership      Value     Fair Value
          --------------                                                        ------         ---------      -----     ----------
PUBLICLY TRADED COMPANIES

ACT Teleconferencing, Inc. (exercise price $7/sh.)                              183,853           3.33%     $367,706    $  369,238
Cardiac Control Systems, Inc.                                                   250,000           4.35             0        90,250
Cardiac Control Systems, Inc. (exercise price $5/sh.)                            50,000           2.15             0             0
Consumat Systems, Inc.                                                          250,000          27.80             0        89,063
Consumat Systems, Inc. (exercise price $2.25/sh.)                                66,379           5.00             0             0
DynaGen, Inc.                                                                    26,670           0.01       266,700         9,779
Encore Medical Corporation (exercise price $7/sh.)                               69,841           0.01             0             0
HydroFuser Industries, Inc.                                                     662,245           5.00       469,684       132,449
Recompute Corporation                                                           611,144           8.00       300,000       600,000
Video Update Inc. (exercise price $10.80/sh.)                                    20,000           0.20             0             0


TANDEM CAPITAL
WARRANTS & OPTIONS IN PUBLICLY TRADED COMPANIES

Altris Software, Inc. (exercise price $6/sh)                                    300,000           3.00       585,000             0
Berger Holdings, Ltd. (exercise price $4.25/sh)                                 240,000           4.60       204,000       200,000
Bikers Dream, Inc. (exercise price $5/sh)                                        87,500           1.55       109,375        75,000
Bikers Dream, Inc. (exercise price $4.07/sh)                                    370,000           6.77             0             0
Compass Plastics & Technologies, Inc. (exercise price $6.75/sh)                 420,000           7.92       384,795       150,000
Diplomat Direct Marketing Corporation(exercise price $2.35/sh)                  208,300           1.85        52,075        52,075
Environmental Tectonics Corp. (exercise price $1/sh)                            166,410           5.00       499,230       850,000
Ergobilt, Inc. (exercise price $10/sh)                                          100,000           1.67       181,600             0
Great Train Store Company(exercise price $3.75/sh)                              175,000           3.50       500,000       500,000
Smartchoice Automotive Group, Inc. (exercise price $3/sh)                       300,000           2.50             0       625,000
Tava Technologies, Inc. (exercise price $6.25/sh)                               155,000           1.00       314,650       550,000
Teltronics, Inc. (exercise price $2.75/sh)                                      890,000          16.90       302,600       850,000
Universal Automotive Industries, Inc. (exercise price $.92/sh)                  450,000           6.00             0       100,000

PRIVATE COMPANIES

2021. Interactive, LLC                                                    10.25% of LLC          10.25             0             0
Action Sports Group, LLC                                                          3,350          10.00             0             0
Adavest Holdings, LLC                                                     18.75% of LLC          18.75             0             0
Aero Products Corporation                                                         30.61          25.00             0             0
Affinity Corporation                                                              1,402           6.79         5,000         5,000
Air Age Services of San Antonio, Inc.                                               149          13.00             0             0
Alignis, Inc.                                                                   111,685           4.00             0             0
American Rockwool Acquisition Corp.                                           1,100,000          11.00             0     1,075,000
Amscot Holdings, Inc.                                                             7,377          75.24             0             0
Anton Airfoods, Inc.                                                                124          11.00             0       225,000
Associated Response Services, Inc.                                                  611          39.73        14,000     1,000,000
Assured Power, Inc.                                                                 280          12.00             0             0
Atlantic Security Systems, Inc.                                                       1           1.00             0             0
Auburn International, Inc.                                                      175,214           5.50       150,000       150,000
Austin Innovations, Inc.                                                         35,146           3.00        50,000        50,000
Aviation Holdings Ltd. (Newfoundland affiliate)                                   4,713           9.69             0             0
Avionics Systems, Inc.                                                       15% of Co.          15.00             0             0
B & N Company, Inc.                                                                  91          10.63        40,000             0
Bohdan Automation, Inc.                                                         571,048           4.25             0       475,000
BroadNet, Inc.                                                                  265,568          15.00             0             0
BUCA, Inc.                                                                      193,332           3.40       761,247       761,247
Bug.Z, Inc. and Subsidiaries                                                    994,971          14.90             0             0
Business Press Group, Inc.                                                        4,573           4.20             0             0
C.J. Spirits, Inc.                                                              180,000          10.00         7,500             0
Caldwell/VSR Inc.                                                                  69.3           6.93             0             0
Campbell Software, Inc.                                                         748,942           1.50             0             0
Capital Sigma Investments, Inc.                                                 331,825          22.00             0             0
Caribou Coffee Company, Inc.                                                    125,418           1.70       846,472       846,472
CarStar A&B, Inc.                                                                   200           5.00             0             0
CarStar Automotive, Inc.                                                        492,136          20.00             0             0
Cartech  Holdings, Inc.                                                         280,702          25.00             0             0
Catalina Food Ingredients, Inc.                                                    14.0          12.25             0             0
Cedaron Medical, Inc.                                                           185,168           4.50             0             0
Century Pacific Greenhouses LTD                                                 177,418           6.30             0             0
CF Data Corp.                                                                       257          20.50        17,500       150,000
Champion Glove Manufacturing Co., Inc.                                          538,614           6.88             0             0
Check Into Cash, Inc.                                                            64,512           5.05       461,000     4,300,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998


                                                                                                             Cost or
                                                                              Number of       Percentage   Contributed
          STOCK WARRANTS                                                        Shares         Ownership      Value     Fair Value
          --------------                                                        ------         ---------      -----     ----------
Chinese Media Group, LLC                                                   17.5% of LLC          17.50%     $      0    $        0
Clearidge, Inc.                                                                  44,217           1.07             0             0
CLS Corporation                                                                 126,997           4.22             0             0
CMHC Systems, Inc.                                                                3,231           4.20             0             0
CMP Enterprises, LLC                                                      15.17% of LLC          15.17             0             0
Cold Jet, Inc.                                                                  819.826           3.00             0             0
Colonial Investments, Inc.                                                          369          32.50             0             0
Columbus Medical Holdings, LLC                                                   17,455          12.00             0       300,000
Co-Mack Technologies, Inc.                                                      245,217          11.75       400,000       400,000
Compression, Inc.                                                               422,498           4.60             0             0
Continental Diamond Cutting Company                                                 112          10.00             0             0
Copperhead Chemical Company, Inc.                                                    93           4.20             0             0
Corporate Link, Inc.                                                                190          16.00             0             0
Cort Investment Group, Inc.(d/b/a Contract Network)                              90,000           9.00       180,000       180,000
Counsel Press LLC                                                               678,146           8.33       443,700       443,700
Creighton Shirmakers, Inc.                                                       30,250          30.25             0             0
CSM, Inc.                                                                       130,000          13.00             0       150,000
Cybo Robotics, Inc.                                                           2,835,960          13.68             0             0
Dalt's, Inc.                                                                     160.88          31.00             0             0
Data National Corporation                                                       275,682          13.00       450,000       450,000
Daxxes Corporation                                                               61,766           2.94             0             0
DEC Interactive                                                                  35,409           2.68             0             0
Delaware Publishing Group, Inc.                                                   5,817          32.49        15,000             0
Dentalcare Partners, Inc.                                                       666,022           4.98        10,000             0
Distinction Software, Inc.                                                       17,746           1.50             0             0
Dyad Corporation                                                                    615           5.00       600,000       600,000
Dyntec, Inc.                                                                    126,667          15.00             0       350,000
Electronic Accessory Specialists Int'l, Inc.                                    264,172           2.32             0     1,850,000
Encor Technologies, Inc.                                                           7.46           6.84             0             0
Endeavor Technologies, Inc.                                                     557,490           5.00             0     5,575,000
Entek Scientific Corporation                                                    260,710           5.25       160,000       850,000
ERDA, Inc.                                                                      433,130           7.00             0             0
Executrain (3199673 Canada Inc.)                                                18.0012          12.60             0             0
Express Shipping Centers, Inc.                                                  113,352           7.76       552,402             0
FaxNet Corporation                                                              190,321           2.50       100,000       425,000
FDL, Inc.                                                                           548          16.00       250,000       250,000
Film Technologies International, Inc.                                                 8           7.50             0             0
Foodnet Holdings, LLC                                                        12% of LLC          12.00             0             0
Fortrend Engineering Corp.                                                      437,552           3.25             0             0
Front Royal, Inc.                                                               240,458           1.85             0     1,225,000
Fulcrum Direct, Inc.                                                          1,600,831           5.00       500,000             0
Fypro, Inc.                                                                     255,882          15.00             0             0
G/Comm Marketing Inc.                                                               462           4.62             0             0
Gardner Wallcovering, Inc.                                                            2           2.00             0             0
Gateway Communications, Inc.                                                        8.4           7.75        17,280        17,280
Gavel & Gown                                                                      3,285           1.68             0             0
General Materials Management Inc.                                               600,000          10.00             0             0
Generation 2 Worldwide LLC                                                   28% of LLC          28.00             0             0
GerAssist, Inc.                                                                 334,021           3.00             0             0
Glen Oak Inc.                                                                        93           7.50             0             0
Global Marine Electronics, Inc.                                                   5,137          18.00             0             0
Gloves Inc.                                                                       5,000           5.00             0             0
Good Food Fast Companies, The                                                   174,779          17.00             0             0
Graphic Systems Group, Inc.                                                       3.818           3.50             0             0
Gulfstream International Airlines, Inc.                                             271          39.00        10,000        10,000
H & H Acqu. Corp.                                                                 3,600          22.50             0       160,000
Home Link Services, Inc.                                                        166,667          20.00             0             0
Hoveround Corporation                                                               850          10.00             0     4,050,000
Hunt Assisted Living, LLC                                                 7.2% of Class           7.20             0             0
Hunt Assisted Living, LLC                                                 4.8% of Class           4.80           100           100
Hunt Holdings                                                                     1,612           6.30             0             0
I. Schneid Holdings LLC                                                      21% of LLC          21.00             0       150,000
IJL Holdings, Inc.                                                                  139          12.50             0             0
ILD Communications, Inc.                                                          5,429           2.09             0     1,250,000
Imtek Office Solutions, Inc.                                                    119,891           1.50             0             0
In Store Services, Inc.                                                             429          12.50        12,000        12,000
Isthmus, Inc.  (Proamics affiliate)                                               38.25           3.50             0             0
J. Fegely & Son Hardware Co., Inc.                                                  180           7.00             0             0
Jim Bridges Acquisition Company                                                  10,728          15.00             0             0
Johnston County Cable L.P.                                                 31.94% of LP          31.94       110,000       600,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998


                                                                                                             Cost or
                                                                              Number of       Percentage   Contributed
          STOCK WARRANTS                                                        Shares         Ownership      Value     Fair Value
          --------------                                                        ------         ---------      -----     ----------
Just Vacations, Inc.                                                             89,508           6.83%     $      0    $        0
K.W.C.  Management Corp.                                                            794          24.40             0             0
Karawia Industries, Inc.                                                          1,391          12.00             0             0
Kos Corp. Industries                                                            265,263           2.10             0             0
Lane Acquisition Corporation                                                     11,667          10.00             0             0
Leisure Clubs International, Inc.                                                   525          29.50        15,000             0
Lovett's Buffet, Inc.                                                           743,083          11.00             0       725,000
M & M Industries, Inc.                                                        1,659,113          15.00             0             0
Marmot Mountain, Ltd.                                                            64,840           2.25       250,000       250,000
Mayo Hawaiian Corp.                                                                 130          11.50             0             0
MBA Marketing Corporation                                                        15,147           4.62        18,000        18,000
McAuley's Incorporated                                                               64           6.00             0             0
MCG, Inc.                                                                       121,518           4.50             0             0
Mead-Higgs, Inc.                                                                  2,500          10.00             0       525,000
MegaMarketing Corporation                                                       260,192           4.00       200,000       200,000
Mesa International, Inc.                                                          22.73          21.00             0             0
Metals Recycling Technologies Corp.                                             257,801           5.00             0             0
MetroLease, Inc.                                                                 26,471          20.00         5,000       475,000
MMS Incentives, LLC                                                             281,687          10.00             0             0
Moore Diversified Products, Inc.                                                  17.04          15.00             0       200,000
Moorings, LLC                                                                     9,493          14.50       344,500       200,000
Multimedia Learning, Inc.                                                                         0.00             0       200,000
Mytech Corporation                                                              172,098           3.50             0       175,000
N&R Printing, Inc.                                                                25.39          23.00             0             0
NASC, Inc.                                                                        2,652          23.00             0       250,000
Nationwide Engine Supply, Inc.                                                1,410,844          22.52        25,000             0
NetForce, Inc.                                                                       67           6.25             0             0
Newfoundland Career Academy Ltd.                                                 19,159           9.87             0             0
NRI Service and Supply, L.P.                                                28.5% of LP          28.50        25,000        25,000
Nunn Acquisition Corporation                                                     16,280          14.00             0             0
Omni Home Medical, Inc.                                                           3,211          17.50             0             0
Omni Products of Palm Beach, Inc.                                               149,925          16.00             0             0
Omni Products of Palm Beach, Inc. for preferred stock                            19,048          16.00       100,000       100,000
One Call Comprehensive Care, Inc.                                          1,290,312.96          52.63             0             0
One Coast Network Corporation                                                   763,666          15.63             0     1,700,000
Online Resources & Communications Corp.                                         350,000           1.26             0             0
Orchid Manufacturing, Inc.                                                    1,219,047           2.61        40,000       600,000
Outdoor Promotions LLC                                                       22% of LLC          22.00             0       125,000
P.A. Plymouth, Inc.                                                              92,647          15.00             0       475,000
Pacific Linen, Inc.                                                             365,349           7.81       548,020       548,020
Pacific Plus, Inc.                                                                3,087           9.25       175,000       175,000
Paradigm Valve Services, Inc.                                                    30,000          12.00             0             0
Pathology Consultants, Inc.                                                     317,553           6.00             0       500,000
PaySys International, Inc.                                                       66,100           1.80       274,842       175,000
Pharmed Group Holdings, Inc.                                                    930,286          12.50             0             0
Physicians Surgical Care, Inc.                                                  286,000           4.86       143,000       143,000
Piedmont Hardwood Flooring, LLC                                               8% of LLC           8.00             0             0
Precision Panel Products, Inc.                                                      137           9.25        15,000             0
PRICE Systems, LLC                                                            8% of LLC           8.00             0             0
Pritchard Glass, Inc.                                                            12,500          25.00             0       425,000
Proamics Corporation                                                            382,299           3.50             0             0
Professional Training Services, Inc.                                            369,493           3.65             0             0
Pro-Style Acquisition Corporation                                               121,993          10.00             0             0
Protect America, Inc.                                                            14,592          12.00       120,000       300,000
QSS Acquisition, Inc.                                                           156,503          14.63             0             0
R & R International, Inc.                                                        49,646           4.00             0       325,000
Race Face Components. Inc.                                                        3,465          11.55             0             0
Ready Personnel, Inc.                                                           101,510          12.50             0     1,100,000
Reef Chemical Company, Inc.                                                     183,215           3.00       300,000       300,000
Relax the Back Corporation                                                    1,156,042           6.69             0     1,350,000
Relevant Knowledge, Inc.                                                        121,283           1.09             0       150,000
Rynel Ltd., Inc.                                                                916,523          22.50             0             0
Saraventures Fixtures, Inc.                                                          25          20.00             0             0
SBX Holding Company                                                             101,928           9.25             0             0
SFG Technologies Inc.                                                            31,304           1.38             0             0
Sheet Metal Specialties, Inc.                                                       587          37.00             0             0
Sirvys Systems (3404447 Canada Inc.)                                            134,400           3.36             0             0
Solutioneering, Inc.                                                             13,135           7.50             0             0
Southern Specialty Brands, Inc.                                                  10,000          10.00        17,500        17,500
Southern Therapy, Inc.                                                              333          10.00             0       400,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                               AS OF JUNE 30, 1998


                                                                                                             Cost or
                                                                              Number of       Percentage   Contributed
          STOCK WARRANTS                                                        Shares         Ownership      Value     Fair Value
          --------------                                                        ------         ---------      -----     ----------
Stealth Engineering, Inc.                                                       228,820          14.00%  $         0   $         0
Stratford Safety Products, Inc.                                                  114.21          10.25        75,000       250,000
Street Level (1216069 Ontario Ltd.)                                              68,373           5.88             0             0
Sub 1 Corporation (d/b/a Risk Management)                                            13          13.00             0             0
Superior Pharmaceutical Co.(Dynagen affiliate)                               10% of Co.          10.00             0             0
Supplements Plus Natural Vitamins & Cosmetics, Ltd.                              1.3125           1.68             0             0
Synaxis Group, Inc.                                                             331,819           5.50             0             0
Systech Group, Inc.                                                           41,417.76           2.52             0             0
TAC Systems, Inc.                                                               522,902           5.47             0             0
Talent Metal Products, Inc.                                                         227          18.50             0             0
Talus Solutions, Inc.                                                            94,525           0.50             0       300,000
TeleCommunication Systems, Inc.                                                 290,322           6.00             0       300,000
Telecontrol Systems, Inc.                                                       530,303          17.50             0             0
Telemate Software, Inc.                                                          20,202           1.00             0             0
Telequestion, Inc.                                                            2,995,975          25.00             0             0
Temps & Co., Inc.                                                                    53           5.00             0             0
Therapeutic Services of America, Inc.                                            20,000          14.00             0             0
Thomas Holding Company (d/b/a Sports & Social Clubs)                                 11          10.00             0             0
Tie and Track Systems, Inc.                                                       1,645          14.00             0             0
Toccoa Associates, LLC                                                            99.17          15.47             0             0
Towne Services, Inc.                                                            308,982           2.00             0     1,500,000
Trade Am International, Inc.                                                    335,106           6.00             0             0
TRC Acquisition Corporation                                                     375,000          12.50             0             0
Tulsa Industries, Inc.                                                            2,564           2.50             0             0
UltraFab Vessels, Inc.                                                       131,494.25          13.00             0             0
UltraFab, Inc.                                                               131,494.25          13.00             0             0
Unicoil, Inc.                                                                    86,239           8.50             0             0
Unique Electronics, Inc.                                                     30% of Co.          30.00             0             0
Valdawn Watch Co.                                                                   400          80.00             0             0
VanGard Communications Co., LLC                                              12% of LLC          12.00             0             0
VDW Farms, Ltd.                                                            10.1% of Co.          10.10             0             0
Vision Software, Inc.                                                            36,740           2.08             0             0
Watts-Finniss Holdings, Inc.                                                      7,146          10.94             0             0
Wearever Healthcare Products, LLC                                               501,274          17.33       250,000             0
West Sun International, Inc.                                                        224           1.26             0             0
Westcorp Software Systems, Inc.                                                 887,066           4.00             0             0
WJ Holdings, Inc.                                                               250,000          25.00             0             0
Wolfgang Puck Food Company                                                      115,452           1.99             0       350,000
Zahren Alternative Power Corporation                                              1,366           5.00        25,000       400,000

                                                                                                        ------------  ------------
    Total Warrants                                                                                      $ 13,666,478  $ 48,830,173



              OTHER INVESTMENTS
              -----------------

SWS3, Inc. (balance of proceeds from sale of mfg. plant)                                                $    524,926  $    124,926
Hancock Company(royalty stream to be collected from sale of Gitman brand name)                             1,675,097       125,097
Metals Recycling Technologies Corp. (expected proceeds from sale of patent rights
   to technology)                                                                                          1,749,216     1,399,216
Capitalized workout expenses - SCC                                                                           150,408       110,408
                                                                                                        ------------  ------------
    Total Other Investments                                                                             $  4,099,647  $  1,759,647


                                                                                                        ------------  ------------
Total Investments                                                                                       $622,583,211  $627,956,464
                                                                                                        ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal investment objectives are to achieve a high level of income from the collection of interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. The Company's and SII's loans are typically in the form of secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. In addition to interest on investments, the Company and SII also typically collect an up-front processing fee on each loan they originate. Harris Williams typically obtains a monthly retainer fee for each merger and acquisition transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

         The Company's financial performance in the Statements of Operations is comprised of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pretax income, and its total operating expenses, including interest expense. The second element is "realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs at the beginning of the period. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments" and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes on the pre-tax income of Harris Williams.

         Net Operating Income. During the quarter ended June 30, 1998, the Company earned interest on investments of $15.4 million, a 60% increase over the $9.6 million earned in the same quarter of 1997. For the six month period ended June 30, 1998, interest on investments was $29.5 million, a 67% increase over the $17.7 million earned in the same period of 1997. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During the second quarter of 1998, the Company earned $2.6 million in processing fees, a 100% increase over the $1.3 million earned in the second quarter of 1997. During the first six months of 1998, the Company earned $4.5 million in processing fees, a 50% increase over the $3.0 million earned in the first six months of 1997. These increases in interest income and processing fees are a result of increases in the dollar amount of loans outstanding and originated during the applicable periods. The Company's loan portfolio increased to $526.0 million at June 30, 1998, an increase of 68% over the $312.4 million loan portfolio balance at June 30, 1997. The $107.1 million of loans originated during the second quarter of 1998 was a 74% increase over the $61.6 million of loans originated during the second quarter of 1997, and the weighted average interest rate charged on the loan portfolio at June 30, 1998 and 1997 was 13.25% and 13.18%, respectively. The $201.8 million of loans originated in the first half of 1998 was a 57% increase over the $128.7 million of loans originated in the first half of 1997.

         The Company's interest expense increased to $3.2 million in the second quarter of 1998, a 78% increase from the $1.8 million expensed in the second quarter of 1997. Interest expense was $7.4 million in the first half of 1998, an 85% increase over the $4.0 million of such expenses in the first half of 1997. The increase in interest expense in the 1998 periods versus the 1997 periods resulted from increased amounts borrowed under the

Company's two revolving credit facilities and from the SBA. The Company's total borrowings were $212.2 million on June 30, 1998 and $99.5 million on June 30, 1997.

         Overhead and amortization of borrowing costs totaled $3.5 million in the second quarter of 1998, a 67% increase over the $2.1 million of such expenses in the second quarter of 1997 and $6.5 million in the first half of 1998, a 76% increase over the $3.7 million of such expenses in the first half of 1997. These increases can be largely attributed to the increase in the number of employees to 62 in June 1998 from 35 in June 1997 (excluding Harris Williams employees) and the increase in the Company's loan portfolio.

         During the second quarter of 1998, Harris Williams had revenues of $3.6 million, a 29% increase from $2.8 million in the second quarter of 1997. For the first half of 1998, Harris Williams had revenues of $7.8 million, a 111% increase over the $3.7 million for the first half of 1997. During the second quarter of 1998, Harris Williams had pre-tax income of $1.7 million, a 70% increase from $1.0 million in pre-tax income in the second quarter of 1997 and during the first half of 1998, had pre-tax income of $3.7 million, a 185% increase over the $1.3 million in pre-tax income for the first half of 1997. These increases were due to an increase in the number and size of transactions on which Harris Williams provided advisory services. Since a significant percentage of Harris Williams fees are paid at the closing of advised transactions, the timing of such closings may cause significant variations in its revenues from quarter to quarter. Income taxes of $581,409 and $142,995 were accrued on Harris Williams' pre-tax income in the second quarter of 1998 and 1997, respectively.

         Realized Gain (Loss) on Investments. The Company's net realized loss on investments was $5.7 million during the second quarter of 1998 and $4.6 million during the first half of 1998, as compared to net realized gains of $3.0 million and $7.4 million for the second quarter and first half of 1997, respectively. The net realized loss in 1998 is primarily attributable to loans made to Saraventures Fixtures, Inc., whose manufacturing operations were consolidated with those of its parent, Precision Panel Products, Inc., during 1998 as part of a restructuring strategy that the Company now believes is not likely to result in full repayment of the outstanding loans to those borrowers. The Company also recorded significant unrealized depreciation this quarter against the loans made to Precision Panel Products, Inc. as detailed in the schedule included in the "Change in Unrealized Appreciation (Depreciation) of Investments" section below. The following table sets forth the details of realized gains and losses that occurred during the first quarter and first half of 1998 and 1997.

Schedule of realized gains (losses) for the three month period and six month period ending June 30, 1997 and June 30, 1998.

                                                             Three Months                   Six Months
                                                            Ended June 30,                 Ended June 30,
                                                       ----------------------        -------------------------
                                                        1997           1998            1997            1998
                                                       ------         -------         ------         -------
                                                           (in thousands)                 (in thousands)

Argenbright Holdings Ltd. Warrant                     $   750                        $   750
Ashe Industries, Inc. Loan                             (2,608)                        (2,608)
Assured Power, Inc. Loan                                                                             $  (200)
Atlantic Security Systems, Inc. Warrants                              $   434                            434
BankCard Services, Inc. Loan                                             (277)                          (277)
CellCall, Inc. Common Stock                                               228                            228
Champion Glove Manufacturing, Inc. Loan                                (1,250)                        (1,250)
Eastern Food Group LLC Loan                                                           (1,265)
Global Finance & Leasing, Inc. Warrant                    409                            409
Global Marine Electronics, Inc. Warrants                                  200                            200
Gold Medal Products, Inc. Loan                                                          (825)
Golf Video, Inc. Loan                                                                   (500)
H.S.A. International, Inc. Other Investment                                                             (441)
Hunt Leasing & Rental Corporation Warrants                                598                            598
Innotech, Inc. Common Stock                                                              901
IOL 2000/Suncoast Medical Group Loan                                                                  (1,517)
Master Graphics, Inc. Common Stock                                      1,860                          1,860
Merge Technologies, Inc. Common Stock                                                                    196
Miscellaneous                                             (10)            (36)           (26)            (10)
Multimedia Learning, Inc. Warrant                                                                        925
National Health Systems, Inc. Loan                                       (420)                          (420)
Patton Management Corporation Warrants                                    303                            303
Premier Technologies, Inc. Common Stock                 2,044                          7,170
QuadraMed Corporation Common Stock                                                                       357
Quadravision Communications Limited Warrant                                                              156
Radiant Systems, Inc. Common Stock                                                       716
Radio Systems Corporation Warrant                       1,800                          1,800
Saraventures Fixtures, Inc. Loan                                       (7,223)                        (7,223)
Saraventures Fixtures, Inc. Preferred Stock                            (1,659)                        (1,659)
Skillmaster, Inc. Warrant                                                                                200
Sqwincher Corporation Warrant                                                            320
Union Planters, Inc. Common Stock                         170                            170
Video Update, Inc. Common Stock                                                                           99
Virtual Resources, Inc. Warrant                           432                            432
Vista Information Solutions, Inc. Common Stock                          1,499                          2,687
Voice FX Corporation Common Stock                                                                        199
                                                       ------         -------         ------         -------
                                                       $2,987         $(5,743)        $7,444         $(4,555)
                                                       ======         =======         ======         =======

         Change in Unrealized Appreciation (Depreciation) of Investments. For the quarter ended June 30, 1998, the Company recorded change in unrealized depreciation of investments of $4.9 million and for the quarter ended June 30, 1997, the Company recorded change in unrealized appreciation of investments of $1.3 million. For the six month periods ended June 30, 1998 and 1997, the Company recorded a change in unrealized depreciation of investments of $5.4 million and change in unrealized appreciation of investments of $3.2 million, respectively. These changes are the result of the Company's quarterly revaluation of its portfolio in accordance with its valuation policy to reflect the fair value of each of its portfolio assets and include the effect of the additional net unrealized depreciation taken against the loans made to the two borrowers described in the "Realized Gain (Loss) on Investments" section above. The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the second quarter of 1998 and 1997 and the first half of 1998 and 1997.

Schedule of significant unrealized appreciation (depreciation) for the three month period and six month period ending June 30, 1997 and June 30, 1998.


                                                           Three Months
                                                           Ended June 30,            Six Months Ended June 30,
                                                       ----------------------        -------------------------
                                                        1997           1998            1997            1998
                                                       -----           -----           -----           -----
                                                           (in thousands)                 (in thousands)

LOANS:
Aero Products Corporation                                                (375)                          (375)
Argenbright Holdings, Ltd.                                (750)                          (750)
Ashe Industries, Inc.                                    2,450                          2,300
B&N Company, Inc.                                                                                       (400)
C. J. Spirits, Inc.                                       (250)                          (400)           (50)
Carter Kaplan Holdings LLC                                                                               549
Champion Glove Manufacturing Co., Inc.                    (875)         1,200          (1,000)         1,200
Coverall Technologies, Inc.                                              (725)                          (575)
Dalts, Inc.                                                              (500)                          (500)
Daxxes Corporation                                                       (848)                          (848)
Digital Transmission Systems, Inc.                                       (400)                          (400)
Eastern Food Group LLC                                                                  1,265
Ergobilt, Inc.                                                           (400)                          (400)
Express Shipping Centers, Inc.                                           (500)                          (500)
Fulcrum Direct, Inc.                                                     (500)                          (500)
Golf Corporation of America                               (350)                          (625)
Golf Video, Inc.                                                                          450
Home Link Services, Inc.                                                 (275)                          (275)
IOL 2000, Inc.                                                                                         1,225
Mesa International, Inc.                                                 (150)                          (500)
Metals Recycling Technologies Corp.                                      (200)                          (350)
National Health Systems, Inc.                                             400                            300
Nationwide Engine Supply, Inc.                                         (2,000)                        (2,000)
One Call Comprehensive Care, Inc.                                         (50)                          (300)
Precision Panel, Inc.                                                  (6,500)                        (6,500)
Saraventures Fixtures, Inc.                                             3,745                          1,745
Smartchoice Automotive Group                                              450                            450
Summit Publishing Group, Ltd.                                            (200)                        (1,975)
SWS3, Inc.                                                (350)           (50)           (350)          (250)
SWS6, Inc.                                                                475                            175
Tower Environmental, Inc.                                 (125)                        (1,710)
Valdawn Watch Company                                     (400)        (1,575)           (400)        (2,475)
Vision 2000, Inc.                                                      (1,425)                        (1,425)
Wearever Health Products, LLC                                            (575)                          (575)


PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
AB Plastics Holding Corporation                          2,875                          2,875
Affinity Corporation                                      (365)                          (365)
American Rockwool Acquisition Corp.                                                                      675
Argenbright Holdings Ltd.                                                                 375
Atlantic Security Systems, Inc.                                          (375)                             0
Bohdan Automation, Inc.                                                   475                            475
Check into Cash, Inc.                                                   2,500                          3,839
Columbus Medical Holdings, LLC                                            300                            300
DentalCare Partners, Inc.                                 (280)                          (280)           (10)
Dyntec, Inc.                                                              350                            350
Endeavor Technologies, Inc.                                             4,150                          5,025
Express Shipping Centers, Inc.                                                           (290)          (262)
FaxNet Corporation                                                        325                            325
Front Royal Inc.                                                                                         350
Fulcrum Direct, Inc.                                                     (500)                          (500)
Fypro, Inc.                                                            (2,673)                        (3,673)
Global Finance & Leasing, Inc.                            (425)
Home Link, Inc.                                                          (375)                          (750)
Hoveround Corporation                                                     300                            300
Hunt Leasing & Rental Corporation                                        (400)                          (250)
ILD Communications, Inc.                                                                                 500
Lovetts Buffet, Inc.                                                      325                            325
Master Graphics, Inc.                                                                                  1,050
MeadHiggs, Inc.                                                           525                            525
Mesa International, Inc.                                                                                (750)
Metrolease, Inc.                                                                                         470
Mobility Electronics, Inc.                                                650                          1,600
Multimedia 2000, Inc.                                     (225)                          (225)          (351)
Multimedia Learning, Inc.                                                                               (450)
One Coast Network Corporation                                           1,700                          1,700
Pathology Consultants of America, Inc.                                     48                            500
Patton Management Corporation                                            (275)                          (185)
Potomac Group, Inc. common stock                                          700                            700
Potomac Group, Inc. preferred stock                                      (600)                          (600)
PRA International, Inc.                                                                 1,170
Pritchard Glass, Inc.                                                     425                            425
R&R International, Inc.                                                                                  325
Radio Systems Corporation                               (1,000)                        (1,000)
Ready Personnel, Inc.                                                   1,100                          1,100
Relax the Back Corporation                                              1,350                          1,350
Saraventures Fixtures, Inc.                                             1,659                          1,659
SWS6, Inc.                                                             (1,000)                        (1,628)
Talus Solutions, Inc.                                                     300                            300
Telecommunication Systems, Inc.                                           300                            300
Teltrust, Inc.                                                                                           825
Towne Services, Inc.                                                      800                          1,500
Vision 2000, Inc.                                         (442)        (2,345)           (442)        (3,047)
Wolfgang Puck Food Company, Inc.                                                                         350

PUBLIC COMPANY WARRANTS AND
EQUITY SECURITIES:
Altris  Software, Inc. common stock                                                                     (600)
Altris Software, Inc. preferred stock                                    (450)                          (900)
Clinicor, Inc. preferred stock                                           (275)                          (275)
Compass Plastics & Technologies, Inc. stock                            (1,438)                        (1,509)
Consumat Systems, Inc. common stock                        178                            178           (558)
Educational Medical, Inc. common stock                     268                            518
Encore Medical, Inc. common stock                          669                          1,166
Environmental Tectonics Corporation preferred
  stock                                                                   400                            400
Ergobilt, Inc. warrant                                                   (150)                          (182)
Hydrofuser Industries, Inc. warrant                                                                     (331)
Innotech, Inc. common stock                                                              (454)
Master Graphics, Inc. common stock                                     (1,511)                        (1,511)
PMT Services, Inc. common stock                                           483                          1,096
Premiere Technologies, Inc. common stock                (1,206)          (633)         (6,563)          (408)
Radiant Systems, Inc. warrant                             (109)                           705
Smart Choice Automotive Group, Inc. warrant                               225                            425
Teltronics, Inc. preferred stock                                          300                            300
Teltronics, Inc. warrant                                                  547                            547
Vista Information Solutions, Inc. common stock           1,334         (1,334)          1,334         (1,913)
Vista Information Solutions, Inc. preferred stock                         400                            600

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

         During the second quarter of 1998, the Company paid dividends of $9.3 million compared to the $6.0 million paid in the second quarter of 1997 from net investment income.

         For the quarters ended June 30, 1998 and 1997, the Company provided for federal income tax at a 35% rate on undistributed realized long-term capital gains, excise taxes at a 4% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 13). For the quarters ended June 30, 1997 and 1998, the provision for income taxes totaled $2.3 million and $581,409, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had $300,000 in cash and cash equivalents. At June 30, 1998, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $10.5 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

         Traditionally, the Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, sales of the Company's equity securities, both privately and publicly, and funds borrowed from banking institutions. In February 1995, the Company consummated an initial public offering and has completed four additional public offerings since that time, including the public offering of 6,000,000 shares completed in March 1998, that have generated net proceeds of $361.5 million in the aggregate. The Company has used the proceeds of these offerings to temporarily repay debt and to originate new loans.

         At June 30, 1998, total SBA borrowings were $101.0 million, the maximum amount of SBA loans available to an SBIC. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 6.9% as of June 30, 1998, and none of these borrowings mature prior to 2002.

         As of June 30, 1998, SII had $27.7 million outstanding under its $125.0 million revolving credit facility (the "Revolving Credit Facility") with First Union National Bank and a syndicate of other banks. The Revolving Credit Facility is secured by a lien on all of SII's assets and a pledge of SII's stock and guaranteed by the Company. In order to manage the interest rate risk associated with the variable interest rate provided for under the Revolving Credit Facility, SII has entered into various hedging arrangements. The Revolving Credit Facility matures on May 31, 2000. The Revolving Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity and making investments other than those permitted by the SBA. In addition, the Revolving Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David M. Resha ceases to be employed by the Company.

         The Company has also established a $100.0 million credit facility (the "ING Credit Facility") with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (individually and collectively, "ING"). During the second quarter of 1998, the facility was increased to $200.0 million. Sirrom Funding Corporation ("SFC"), a wholly-owned, special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC purchases loans originated by the Company and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 3, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which served as initial collateral for the ING Credit Facility. At June 30, 1998, $83.5 million was outstanding under the ING Credit Facility and $129.0 million and $141.8 million of loans and warrants at cost and fair value, respectively, had been contributed or sold to SFC by the Company and were collateralizing the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility, the Company has entered into various hedging arrangements. The Company may borrow under the ING Credit Facility until December 31, 2001, and it expires on January 5, 2007. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding thereunder and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David
M. Resha and Carl W. Stratton are no longer employed by the Company.

         The Company believes that anticipated borrowings under the Revolving Credit Facility and the increased ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations plus realized gains on investments (after distributions to shareholders), will be adequate to fund the continuing growth of the Company's investment portfolio through the fourth quarter of 1998. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. The availability and terms of any such borrowings will depend upon interest rate, market and other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

PORTFOLIO TURNOVER AND CREDIT QUALITY

         During the quarter ended June 30, 1998, the Company made loans to 67 companies totaling approximately $107.1 million and received repayments (either partial or full) from 21 companies aggregating $20.0 million. During the quarter ended June 30, 1997, the Company made loans to 45 companies totaling approximately $61.6 million and received repayments (either partial or full) from 13 companies aggregating $17.4 million. Since inception, the Company has originated $801.0 million in total loans and $173.8 million, or 22%, have been repaid. The Company cannot control changes in its portfolio of investments, as borrowers have the right to prepay loans made by the Company without penalty.

         The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loans and other factors considered relevant. To monitor and manage the risk in the overall portfolio, management tracks, among other things, the weighted average portfolio grade. The weighted average grade was 3.14 and 3.11 at June 30, 1998 and 1997, respectively. The Company believes that weighted average grades between 2.75 and
3.25 represent the current normal range for the portfolio.

         Loans graded 4 typically involve a borrower that the Company believes is performing marginally below the Company's expectations and that the Company believes has short-term negative trends or negative events that have created some concern. The Company believes loans in this category require a proactive action plan to be executed by the borrower's management and monitored by the responsible Company officer. A grade 4 is a temporary rating that the Company expects would be followed by an upgrade or downgrade, typically within six months, as the borrower's business improves or declines. Loans graded 5 and 6 are placed on the Company's Credit Watch List and are serviced by a member of the Company's workout group. Loans with a grade 5 are generally in default and interest is generally not being accrued, but the Company's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and the Company has charged off or expects to charge off some part of the loan.

         As of June 30, 1998 and 1997, the Company's portfolio consisted of 18 and 22 loans, respectively, graded 4. The aggregate principal balance of loans graded 4 at June 30, 1998 and 1997, respectively, was $36.0 million and $41.3 million, which represented 6.4% and 12.7%, respectively, of the total portfolio balance at such dates. At June 30, 1998 and 1997, the Company had loans to 23 companies with an aggregate principal balance of $55.5 million, and 15 companies with an aggregate principal balance of $20.8 million, respectively, that were graded a 5 or 6, which represented 9.9% and 6.4%, respectively, of the total loan portfolio balance. At June 30, 1998, the aggregate principal balance of loans graded 4,5 or 6 as a percentage of the total loan portfolio was 16.5%, which was unchanged from March 30, 1998 and down from 19.0% at June 30, 1997.

         Since late 1995 when the Company redefined the loan grading system to reflect management's additional experience in monitoring its growing portfolio, the percentage of the principal balance of loans graded 4 to the total portfolio balance has typically ranged between 10% and 15%, with an occasional decrease below that range, and the percentage of the principal balance of loans graded 5 and 6 to the total portfolio balance has typically ranged between 6% and 10% also, with an occasional decrease below that range. Given the nature of the Company's business, making loans to small businesses, and the risks associated therewith, the Company expects significant variability in the absolute dollar amount of and the ratio of grade 4, 5 and 6 loans to the total portfolio, individually and in the aggregate, on a quarter to quarter basis. The Company believes the current percentage of grade 4 loans to be below the current normal range of variability.

The Company also believes that the percentage of grade 5 and 6 loans to be at the high end of the current normal range of variability. While the Company is closely monitoring the recent upward trend in this ratio, management believes that the ratio of grade 4, 5 and 6 loans to the total loan portfolio, which has remained constant since last quarter and is down from the same period last year to be a positive trend. However, no assurance can be given that the trends in total loans classified in the lower three loan categories will continue, or that the total loans classified 5 and 6 will not exceed the normal range for such loans, particularly if overall economic conditions nationally or in the Southeastern United States were to materially decline.

YEAR 2000

         To address Year 2000 issues, the Company has formed a Year 2000 Team consisting of the Chief Financial Officer, the Chief Credit Officer, the Credit Administrator, MIS Director and legal counsel for the Company.

         The Company has reviewed the Year 2000 issue and has identified three primary areas in which it believes the Company could be adversely affected. First, the Company utilizes two primary software programs, one of which tracks its investment portfolio and one of which provides accounting functions. Both software vendors have indicated to the Company that their programs are Year 2000 compatible. Therefore, the Company believes that it has no material exposure in this area, although the Company has not run any tests to confirm such compatibility. Second, the Company utilizes standard cash management software provided by its commercial banks. Although the Company believes the possibility is remote that a major commercial bank would leave any such problems unresolved it has not received confirmation from such banks that such software is Year 2000 compatible and believes further investigation and testing is required in 1998. Third, the Company has begun an investigation of the impact of the Year 2000 issue on its portfolio companies. In February 1998, the Company submitted questionnaires to all of its portfolio companies as of December 31, 1997 to determine their potential exposure to Year 2000 problems and the adequacy of their plans to address any exposure. Additionally, since January 1998, the Company has performed due diligence regarding the Year 2000 issue for all new borrowers. Companies with loans totaling 73% of the Company's portfolio as of June 30, 1998 have provided responses concerning their Year 2000 contingency plans. Based upon the disclosure which has been received from responding companies, the Company currently believes that companies whose loans represent approximately 50% of the portfolio have either no material exposure to Year 2000 issues or have adequate plans in place to address their exposure. On August 7, 1998, the Company sent out a more detailed questionnaire to the remaining 50% and is in the process of performing a review of those portfolio companies whom the Company believes have material exposure and inadequate contingency plans. Given the size and age of its portfolio companies and the service-based industries in which they primarily operate, the Company anticipates that few of its portfolio companies will face any material issues regarding the Year 2000. However, no assurance can be given that certain of the Company's portfolio companies will not suffer material adverse effects from Year 2000 issues, and if such adverse effects impact such companies ability to repay their loans, the Company's operating results and financial condition could be adversely effected.

IMPACT OF INFLATION

         The Company does not believe that its business is materially affected by inflation, other than the impact which inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which could influence the value of the Company's investments.

RISKS

         The significant risks inherent in the Company's business, which primarily consists of making loans to small businesses, are set forth in the Company's most recent Registration Statement on Form N-2 (Registration No. 333-46051) and should be kept in mind when evaluating the Company's financial performance.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  On July 13, 1998, a purported class action was filed in U.S. District Court for the Middle District of Tennessee against the Company and certain officers, directors and affiliates (Trinity Holdings Corporation v. Sirrom Capital Corporation, John A. Morris, Jr., George M. Miller, II, Carl W. Stratton, H. Hiter Harris, III and Christopher H. Williams, Case No. 3-98-0643, United States District Court for the Middle District of Tennessee, Nashville) alleging violations of federal securities laws related to a secondary offering of securities that was made pursuant to a Registration Statement that was declared effective on March 5, 1998, certain press releases and oral communications with analysts. The plaintiff purports to sue on its own behalf and on behalf of all persons who purchased or otherwise acquired common stock of the Company between March 5, 1998 and July 9, 1998, including all persons who purchased common stock in connection with the March 5, 1998 secondary offering. The plaintiff seeks unspecified monetary damages as well as reasonable costs and expenses.

                  Another purported class action was filed on the same date by Scott Orrock in the Chancery Court for Davidson County, Tennessee against Sirrom Capital Corporation and certain officers, directors and affiliates (Scott Orrock v. Sirrom Capital Corporation, David Resha, Christopher H. Williams, H. Hiter Harris, III, John A. Morris, Jr., George M. Miller, II and Sirrom Partners, L.P., Docket No. 98-2103-111, Chancery Court, Davidson County, Tennessee), alleging violations of state securities laws in connection with the March 5, 1998 secondary offering, certain periodic reports filed with the Securities and Exchange Commission, certain press releases and oral communications with analysts. The plaintiff purports to sue on his own behalf and on behalf of all persons who purchased common stock of the Company between January 20, 1998 and July 10, 1998. The plaintiff seeks unspecified monetary damages with interest, reasonable costs and expenses, and equitable relief.

                  The Company believes that these actions are without merit and will vigorously defend the claims brought against it. The Company is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense. The Company does not believe that these actions will have a material adverse effect on the operations of the Company.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company's Annual Shareholder's Meeting was held on April 17, 1998 to (i) elect the directors of the Company for the ensuing year, (ii) approve an amendment to the Company's 1996 Incentive Stock Option Plan increasing the number of shares available for grant thereunder, (iii) approve an amendment to the Company's 1995 Stock Option Plan for Non-Employee Directors providing for the automatic issuance of stock options for Non-Employee Directors upon their re-election to the Board of Directors and increasing the number of shares available for grant thereunder, (iv) approve an amendment the Company's Amended and Restated Charter increasing the number of authorized number of shares of Common Stock to 75,000,000,
                  (v) approve an amendment to the Company's fundamental investment policies necessitated by the growth of the Company's public company securities portfolio, and (vi) ratify the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1998.

         b.       The following directors were elected at the Annual Meeting of
                  Shareholders:

                                                                                       FOR                WITHHELD
                                                                                       ---                --------

                  E. Townes Duncan                                                  23,130,761             19,957
                  William D. Eberle                                                 23,124,961             25,757
                  Edward J. Mathias                                                 23,130,361             20,357
                  Robert A. McCabe, Jr.                                             23,124,961             25,757
                  George M. Miller, II                                              23,130,961             19,757
                  John A. Morris, Jr.                                               23,130,961             19,757
                  Raymond H. Pirtle, Jr.                                            23,130,961             19,757
                  Keith M. Thompson                                                 23,130,961             19,757
                  Christopher A. Williams                                           23,130,961             19,757
                  L. Edward Wilson, P.E.                                            23,130,961             19,757

         c.       The resolutions passed were as follows:

                  1. To approve an amendment to the Company's 1996 Incentive Stock Option Plan increasing the number of shares available for grant thereunder:

                              FOR               AGAINST             WITHHELD
                           13,405,165          5,893,828             27,794

                  2. To approve an amendment to the Company's 1995 Stock Option Plan for Non-Employee Directors providing for the automatic issuance of stock options for Non-Employee Directors upon their re-election to the Board of Directors and increasing the number of shares available for grant thereunder:

                              FOR               AGAINST             WITHHELD
                           21,734,429           671,764              32,595


                  3. To approve an amendment the Company's Amended and Restated Charter increasing the number of authorized number of shares of Common Stock to 75,000,000:

                              FOR               AGAINST             WITHHELD
                           23,102,418            21,125              27,175

                  4. To approve an amendment to the Company's fundamental investment policies necessitated by the growth of the Company's public company securities portfolio:

                              FOR               AGAINST             WITHHELD
                           19,244,808            20,205              28,497

                  5. To ratify the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1998.

                              FOR               AGAINST             WITHHELD
                           23,115,877            5,416               29,425

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         Exhibit 3.1  Amended and Restated Charter of the
                      Company (incorporated by reference to
                      Exhibit 4.1 to the Registrant's Registration
                      Statement on Form S-8, filed with the
                      Commission on April 30, 1998)

         Exhibit 3.2 Bylaws of the Company (incorporated by reference to exhibit b. contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

         Exhibit 4.1  Instruments defining rights of holders
                      of securities: See Paragraph 6 of the
                      Company's Amended and Restated Charter
                      (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, filed with the Commission on November 14, 1996)

         Exhibit 10.1 Letter Agreement, dated as of May 7, 1998, by and between the Company and Chase Bank of Texas National Association regarding Rate Cellar Transaction

         Exhibit 10.2 Letter Agreement, dated as of May 7, 1998, by and between the Company and Chase Bank of Texas National Association regarding Swap Transaction.

         Exhibit 10.3 Amendment No. 1 to the Series 1996-1 Supplement, dated as of March 31, 1998, by and among SFC, SCC, First Trust National Association and ING.

         Exhibit 10.4 Amended and Restated Revolving Note, Series 1996-1, dated as of March 31, 1998 with a principal amount of $200,000,000 made by SFC in favor of Holland Limited Securitization, Inc.

         Exhibit 27   Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIRROM CAPITAL CORPORATION

Date: August 14, 1998                   By:  /s/ Carl W. Stratton
                                            -----------------------------------
                                                 Carl W. Stratton
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------

         Exhibit 3.1  Amended and Restated Charter of the
                      Company (incorporated by reference to
                      Exhibit 4.1 to the Registrant's Registration
                      Statement on Form S-8, filed with the
                      Commission on April 30, 1998)

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

         Exhibit 10.1 Letter Agreement, dated as of May 7, 1998, by and between the Company and Chase Bank of Texas National Association regarding Rate Cellar Transaction

         Exhibit 10.2 Letter Agreement, dated as of May 7, 1998, by and between the Company and Chase Bank of Texas National Association regarding Swap Transaction.

         Exhibit 10.3 Amendment No. 1 to the Series 1996-1 Supplement, dated as of March 31, 1998, by and among SFC, SCC, First Trust
                      National Association and ING.

         Exhibit 10.4 Amended and Restated Revolving Note, Series 1996-1, dated as of March 31, 1998 with a principal amount of $200,000,000 made by SFC in favor of Holland Limited
                      Securitization, Inc.

         Exhibit 27   Financial Data Schedule (for SEC use only)
