Form 10-Q
period 1998-09-30
SIRROM CAPITAL CORP
filed 1998-11-16
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value per share, outstanding on October 30, 1998 was 37,229,196.

                                TABLE OF CONTENTS

                                                                                Page Number
                                                                                -----------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31,
  1997 and September 30, 1998                                                        3

Consolidated Statements of Operations for the Three Months Ended September 30,
  1997 and 1998 and for the Nine Months Ended September 30, 1997 and 1998            4

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 1997 and 1998 and for the Nine Months Ended
  September 30, 1997 and 1998                                                        5

Notes to Consolidated Financial Statements                                           6

Consolidated Portfolio of Investments as of December 31, 1997                        16

Consolidated Portfolio of Investments as of September 30, 1998                       29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                                                43

General                                                                              43

Results of Operations                                                                43

Financial Condition, Liquidity and Capital Resources                                 51

Portfolio Turnover and Credit Quality                                                52

Year 2000 Compliance                                                                 53

Impact of Inflation                                                                  55

Risks                                                                                55

PART II. OTHER INFORMATION                                                           56

ITEM 1. LEGAL PROCEEDINGS                                                            56

ITEM 2. CHANGES IN SECURITIES                                                        56

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                              56

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          56

ITEM 5. OTHER INFORMATION                                                            56

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             56

SIGNATURES                                                                           58

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        December 31,        September 30,
                                                           1997                 1998
                                                       -------------        -------------
                                                         (audited)           (unaudited)
ASSETS
Investments, at fair value:
   Loans                                               $ 412,005,353        $ 534,541,002
   Equity interests                                       55,210,669           47,656,538
   Warrants                                               24,543,035           42,617,225
   Other                                                   2,440,503              454,427
                                                       -------------        -------------
     Total investments (cost of $483,417,884 and
         $654,421,476, respectively)                     494,199,560          625,269,192

   Investment in unconsolidated subsidiary                   924,959            3,540,140
   Cash and cash equivalents                               3,024,608            1,209,659
   Interest receivable                                     4,483,640            5,995,072
   Receivable from sale of investment                      1,498,240                    0
   Debt financing costs (less accumulated
     amortization of $1,776,700 and
     $2,652,165, respectively)                             3,989,904            4,999,515
   Furniture and equipment (less accumulated
      depreciation of $198,248 and $425,845,
      respectively)                                          918,253            1,294,957
   Other assets                                              197,235              410,669
                                                       -------------        -------------
          Total assets                                 $ 509,236,399        $ 642,719,204
                                                       =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Debentures payable to Small Business
      Administration                                   $  90,000,000        $ 101,000,000
    Revolving credit facilities                          124,250,000          141,277,000
    Interest payable                                       1,576,600            2,069,558
    Accounts payable, accrued expenses
      and other liabilities                                5,435,621            8,375,045
    Dividend payable                                       5,405,267                    0
    Accrued taxes payable                                    600,000              404,545
                                                       -------------        -------------
          Total liabilities                              227,267,488          253,126,148
                                                       -------------        -------------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value                            251,056,925          397,274,134
   Notes receivable from employees                          (648,442)            (499,812)
   Undistributed net realized earnings                    20,778,752           21,971,018
   Unrealized appreciation (depreciation)
     of investments                                       10,781,676          (29,152,284)
                                                       -------------        -------------
          Total shareholders' equity                     281,968,911          389,593,056
                                                       -------------        -------------

          Total liabilities and
            shareholders' equity                       $ 509,236,399        $ 642,719,204
                                                       =============        =============


        The accompanying notes are an integral part of these statements.

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months     Three Months      Nine Months        Nine Months
                                                          Ended            Ended             Ended              Ended
                                                       September 30,    September 30,     September 30,      September 30,
                                                           1997             1998              1997               1998
                                                       ------------      ------------      ------------      ------------
Operating Income:
          Interest on investments                      $ 10,977,893      $ 17,046,709      $ 28,629,681      $ 46,548,244
          Loan processing and other fees                  1,944,812         1,452,693         4,901,592         5,978,414
          Other income                                       15,054            11,850            44,879            34,110
                                                       ------------      ------------      ------------      ------------
               Total Operating Income                    12,937,759        18,511,252        33,576,152        52,560,768
                                                       ------------      ------------      ------------      ------------

Operating Expenses:
          Interest expense                                2,431,058         4,593,370         6,391,182        12,011,366
          Salaries and benefits                           1,315,103         2,138,742         3,193,913         5,498,095
          Other operating expenses                          850,727         1,308,272         2,276,639         3,925,300
          Amortization expense                              204,225           328,572           637,179           872,624
                                                       ------------      ------------      ------------      ------------
               Total Operating Expenses                   4,801,113         8,368,956        12,498,913        22,307,385
                                                       ------------      ------------      ------------      ------------

               Pre-tax income of unconsolidated
                 subsidiary (before taxes (benefit)
                 of $228,842, $(22,292) $444,197
                 and $1,243,454)                            915,371           194,269         2,176,802         3,858,635
                                                       ------------      ------------      ------------      ------------
               Net Operating Income                       9,052,017        10,336,565        23,254,041        34,112,018
                                                       ------------      ------------      ------------      ------------

          Realized gain (loss) on investments             2,238,614           202,946         9,682,823        (4,352,547)
          Change in unrealized appreciation
            (depreciation) of investments                 1,079,036       (34,525,526)       (2,115,387)      (39,933,960)
          Provision for income taxes                     (4,290,807)          (22,292)          357,681         1,243,454
                                                       ------------      ------------      ------------      ------------

                Net increase in shareholders'
                  equity resulting from
                  operations                           $ 16,660,474      $(23,963,723)     $ 30,463,796      $(11,417,943)
                                                       ============      ============      ============      ============

                Net increase in shareholders'
                  equity resulting from operations
                  per share:

                    Basic                                       .54              (.64)              1.02             (.32)
                    Diluted                                     .51              (.64)               .98             (.30)

                 Weighted average shares outstanding:
                    Basic                                    30,968            37.229             29,922           35,644
                    Diluted                                  32,442            37,565             31,145           37,448

                           SIRROM CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                               Three Months      Three Months       Nine Months        Nine Months
                                                  Ended             Ended              Ended              Ended
                                               September 30,     September 30,      September 30,      September 30,
                                                   1997              1998               1997               1998
                                               -------------      ------------      -------------      -------------

OPERATING ACTIVITIES:
Net increase (decrease) in shareholders'
     equity resulting from operations          $  16,660,474      $(23,963,723)     $  30,463,796      $ (11,417,943)
Adjustments to reconcile net
     increase (decrease) to net cash
     provided by operating activities:
     Net unrealized (appreciation)
          depreciation of investments             (1,079,036)       34,525,527          2,115,387         39,933,961
     Realized (gain) loss on
          investments                             (2,238,614)         (202,946)        (9,682,823)         4,352,547
     Increase in equity of
          unconsolidated subsidiary                 (686,529)         (216,561)        (1,732,593)        (2,615,181)
     Amortization of debenture costs                 167,193           327,708            426,795            870,032
     Increase in interest receivable                (318,267)         (454,676)        (1,194,794)        (1,511,432)
     Increase in accounts payable
          and accrued expenses                     3,012,536         1,736,714          3,636,299          3,449,256
     Amortization of organization costs                2,364               864              6,228              2,592
     Depreciation of fixed assets                     49,101            79,137             91,098            227,597
     Increase (decrease) in other assets             105,459            89,632            (21,507)            83,923
     Increase (decrease) in accrued
          taxes payable                           (4,525,857)            4,545         (3,833,144)          (195,455)
     Increase in interest payable                    357,817           265,141            315,557            492,958
                                               -------------      ------------      -------------      -------------
         Net cash provided by operating
            activities                            11,506,641        12,191,362         20,590,299         33,672,855
                                               -------------      ------------      -------------      -------------
INVESTING ACTIVITIES:
     Loan principal repayments                    15,740,074        26,193,553         46,675,093         74,757,981
     Proceeds from sale of equities,
          warrants and other investments           8,644,929         8,301,008         21,513,426         21,491,658
     Investments originated or acquired          (79,013,119)      (65,800,441)      (214,611,318)      (270,917,333)
     Purchase of fixed assets                       (443,089)          (95,112)          (590,824)          (604,301)
                                               -------------      ------------      -------------      -------------
          Net cash used in investing
             activities                          (55,071,205)      (31,400,992)      (147,013,623)      (175,271,995)
                                               -------------      ------------      -------------      -------------
FINANCING ACTIVITIES:
     Proceeds from debentures payable
          to Small Business Administration                 0                 0                  0         11,000,000
     Proceeds from revolving credit
          facilities                             119,940,000        77,294,000        156,001,132        295,838,000
     Repayment of revolving credit
          facilities                             (68,477,000)      (47,186,000)      (125,908,345)      (278,811,000)
     (Increase) decrease in debenture
          costs                                     (172,024)           50,737           (480,293)        (1,879,643)
     Issuance of common stock                              0                 0        109,953,785        144,722,636
     Employee shares repurchased                           0                 0           (102,614)                 0
     Repayment of employee notes                      28,789                 0            891,416            148,630
     Stock options exercised                          54,271                 0            268,921          1,494,573
     Payment of dividends                         (6,503,117)      (10,051,883)       (16,260,614)       (32,729,007)
     Distribution of capital gains                         0                 0           (716,760)                 0
                                               -------------      ------------      -------------      -------------
          Net cash provided by
             financing activities                 44,870,919        20,106,854        123,646,628        139,784,189
                                               -------------      ------------      -------------      -------------
     Increase (decrease) in cash
          and cash equivalents                     1,306,355           897,224         (2,776,696)        (1,814,951)
     Cash and cash equivalents,
          beginning of period                        528,481         3,308,146          4,611,532          3,024,608
                                               -------------      ------------      -------------      -------------
     Cash and cash equivalents,
          end of period                        $   1,834,836      $  4,205,370      $   1,834,836      $   1,209,657
                                               =============      ============      =============      =============
     Supplemental disclosures of cash
       flow information:
          Interest paid                        $   1,585,195      $  4,556,325      $   5,495,818      $  11,779,904
                                               =============      ============      =============      =============
          Taxes paid                           $           0      $          0      $   3,738,278      $     927,000
                                               =============      ============      =============      =============
          Loans transferred to (from) other
               investments                     $           0      $ (1,750,000)     $     486,777      $     200,000
                                               =============      ============      =============      =============
          Loans transferred to equity
               interests                       $     690,000      $    283,000      $   1,924,469      $   7,176,712
                                               =============      ============      =============      =============

                   SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

         Sirrom Capital Corporation (the "Company"), a Tennessee corporation, was formed in November 1994, and Sirrom Capital, L.P. (the "Partnership") became a partnership under the laws of the State of Tennessee in November 1991. Effective February 1, 1995, the partners of the Partnership transferred, in a tax free conversion, their partnership interests to the Company in exchange for the issuance of 10,100,232 shares of common stock of the Company. The common stock was received by each partner in proportion to the partner's percentage interest in the Partnership. As a result of this exchange, the Partnership was dissolved and liquidated, with all of the assets and liabilities of the Partnership (including the SBIC license which was obtained by the Partnership in May 1992) being thereby assigned and transferred to the Company. This transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests. The accompanying financial statements have been prepared on a basis appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies.

         The Company is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its shareholders' equity through the appreciation in value of the equity interests in its portfolio companies that are primarily small, privately owned companies. The Company targets small businesses that the Company believes have certain characteristics, including a viable exit strategy, adequate enterprise value, experienced management teams, adequate liquidity and/or sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company makes investments in micro-cap public companies that are marketed under the name Tandem Capital, Inc. ("Tandem") and provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co. ("Harris Williams").

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

         In August 1996, the Company acquired the ownership interests of Harris Williams & Co., L.P. ("Harris Williams") for 1,796,908 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams has been accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1997 and September 30, 1998 and the consolidated statements of operations and cash flows for the quarter ended September 30, 1997 and 1998 reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

         The Company has a 40% ownership interest in a Canadian company, SCC Canada Inc., that provides loan origination and processing services for loans to Canadian companies. The Company's ownership interest in SCC Canada Inc. is immaterial to its financial position and is accounted for under the equity method of accounting.

2. INTERIM FINANCIAL STATEMENTS

         Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended June 30, 1998.

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

         Shares of stock and warrants of public companies that the Company is not permitted to sell in the public market as a result of securities law restrictions, lock-up agreements and other similar restrictions were typically valued at 80% of market value at September 30, 1998 and 70% of market value at December 31, 1997. The change in 1998 was a result of the reduction in the holding period for restricted stock by the Securities and Exchange Commission from two years to one year. All other publicly traded stocks were typically valued at 95% of market value at the balance sheet date at September 30, 1998 and 90% of market value at December 31, 1997. The change in 1998 was the result of an analysis by the Company of sales of public company stocks in 1996 and 1997 that evidenced an average valuation in excess of 95% of market price.

         At September 30, 1998 and December 31, 1997, the investment portfolio included investments totaling $617,936,000 and $482,652,000, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Description of Loans Terms

         The loans to small business concerns included in investments bear interest at rates ranging from 6.0% to 16.5%. Typically, interest is payable in monthly or quarterly installments over five years with the entire principal amount typically due at maturity. These loans are generally collateralized by liens on the assets of the borrower and/or guarantees. Certain of these liens may be subject to prior liens.

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

         In order to maintain its RIC status, the Company must, in general, (i) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, (ii) meet investment diversification requirements defined by the Code and (iii) distribute to shareholders at least 90% of its net income (other than long-term capital gains).

Shareholders' Equity

         During November 1994, six employees were granted ownership interests in the Partnership at a purchase price equal to the approximate fair value of each ownership interest. In connection therewith, each employee executed a promissory note for the purchase price of such interest. The promissory notes bear interest at 7.25% per annum with interest payable annually. All notes mature on November 1, 2001. As discussed in Note 1, the interests in the Partnership were subsequently exchanged for the Company's common stock. The stock must be resold to the Company if the employee is no longer employed by the Company three years from the date of purchase. During 1997, 32,080 shares were repurchased by the Company for $102,615 following the termination of the employment of an employee. These shares were reissued by the Company in the February 1997 offering. In addition, during 1998 and 1997 notes receivable was reduced to $499,812 and $648,442, respectively, as a result of repayments.

Derivative Financial Instruments

         The Company uses interest rate swaps to hedge interest costs on its floating rate revolving credit facilities. Any amounts paid or received on interest rate swap agreements are recognized as an adjustment to interest expense. Gains and losses on terminated swaps are recognized over the remaining life of the underlying obligation as an adjustment to investment income or interest expense. The fair value of the swap agreements is not recognized in the consolidated financial statements as they are accounted for as hedges. The Company does not hold derivative financial instruments for trading or speculative purposes. The counterparties to the interest rate swap agreements are major commercial banks. Management believes that losses related to credit risk are remote.

         In July 1998, the Company entered into a foreign currency swap with a major commercial bank to hedge a portion of its loan portfolio denominated in Canadian dollars. Under the terms of the agreement the Company will swap an initial C$11,856,031.20 for U.S.$8,416,172.98, with the amounts declining by C$1,185,600.00 and U.S.$841,617.30, respectively, every six months through July 2003. In addition, the agreement provides for the Company to make monthly interest payments in Canadian dollars at 13.15%, while receiving monthly interest payments in U.S. dollars at 11.43%.

Net Increase In Shareholders' Equity Resulting From Operations Per Share

         Net increase in shareholders' equity resulting from operations per share is calculated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128. Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted. See Note 10 for the Company's computation of this amount.

New Accounting Pronouncement

         Effective January 1, 1998, the Company adopted two recently issued Statement of Financial Accounting Standards (SFAS) as follows:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive, or all inclusive income. This Statement has no effect on the net income of the Company.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997, and interim comparative financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged.

         During the second quarter, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new Statement on its consolidated financial position, liquidity, and results of operations.

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

4. INVESTMENTS

         Investments consist primarily of loans made to and warrants obtained from borrowers. Investments are recorded at fair value as determined by the Board of Directors or by current market prices, if available, in accordance with the Company's valuation policy (See Note 3). While the Company markets to borrowers throughout the United States, approximately 53.7% of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States and Texas.

         The aggregate cost basis of loans on non-accrual status, less realized losses, totaled $27,717,592 and $76,517,936 at December 31, 1997 and September 30, 1998, respectively. The aggregate fair values of these loans as determined by the Company's Board of Directors totaled $17,052,737 and $29,128,319 at December 31, 1997 and September 30, 1998, respectively.

         Included in the investment portfolio at December 31, 1997 are other investments which consist of rights to royalty payments, a right to receive payment from a potential arbitration settlement and certain tangible assets. Included in the investment portfolio at September 30, 1998 are assets which consist of rights to royalty payments and certain tangible and intangible assets. The aggregate cost of other investments at December 31, 1997 and September 30, 1998 was $4,240,503 and $3,694,427,
respectively, which represents the cost basis of the original loans plus capitalized workout expenses. The Company's Board of Directors has estimated the fair value of these investments to be $2,440,503 and $454,427 at December 31, 1997 and September 30, 1998, respectively.

5. DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

         As of September 30, 1998, SII had fourteen debentures totaling $101.0 million payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:

         DATE                                                   AMOUNT
         ----                                                ------------
         2002                                                $ 10,000,000
         2003                                                  24,000,000
         2004                                                  17,000,000
         2005                                                  22,260,000
         2006                                                  16,740,000
         2008                                                  11,000,000
                                                             ------------
                                                             $101,000,000
                                                             ============

         The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the quarters ended September 30, 1997 and 1998 totaled $4,726,052 and $5,089,202, respectively.

         The SBA debentures and revolving credit facility issued by a syndicate of banks led by First Union National Bank (the "First Union Credit Facility") are secured on a pari passu basis by the assets of SII. The debentures are also guaranteed by the Company.

6. REVOLVING CREDIT FACILITIES

         Revolving credit facilities consist of the following at December 31, 1997 and September 30, 1998:

                                                      DECEMBER 31,               SEPTEMBER 30,
                                                          1997                       1998
                                                      ------------               ------------

First Union Credit Facility                           $ 61,500,000               $ 21,077,000
ING Credit Facility                                     62,750,000                120,200,000
                                                      ------------               ------------
      Total revolving credit facilities               $124,250,000               $141,277,000
                                                      ============               ============


         The availability under the First Union Credit Facility was reduced from $125.0 million to $50.0 million in October 1998 at the Company's request. The First Union Credit Facility is payable by SII to a syndicate of lenders. The facility consists of a swingline totaling $15.0 million which bears interest at prime minus 0.5%, and the balance of the facility bears interest at either LIBOR plus 1.75% or prime plus 0.5% at SII's discretion. Borrowing under the facility is based on the principal amount of eligible loans and public securities in SII's portfolio. The revolving credit agreement imposes certain operating restrictions on the Company and SII such as requiring lender approval of certain mergers and acquisitions, changes in management, payment of dividends in excess of those required to maintain RIC status, and use of net proceeds of any non-core asset sales for other than repayment of the facility. The agreement contains financial covenants that require SII to maintain a certain level of tangible net worth and meet ratios related to interest coverage, leverage, non-accrual/delinquent loans and loan losses. As of September 30, 1998, the Company and SII were in compliance with these covenants. The First Union Credit Facility and the SBA debt are secured by all assets of SII on a pari passu basis and the First Union Credit Facility is guaranteed by the Company. The facility expires on May 31, 2000.

         As of September 30, 1998, the Company had entered into an interest rate swap agreement under the First Union Credit Facility. In the agreement, the Company swapped the variable rate on $45.0 million in borrowings to a fixed rate of 8.12%. This swap expires in May 2000. Interest expense on the First Union Credit Facility, including the interest rate swaps and a quarterly fee of .25% per annum on the total credit facility, for the quarters ended September 30, 1997 and September 30, 1998 was $382,166 and $663,900, respectively.

         At December 31, 1996, SFC entered into a $100.0 million revolving credit facility with a financial institution (the "ING Credit Facility"). This credit facility was increased to $200.0 million in March 1998. SFC purchases loans and the related warrants originated by the Company, and funds substantially all such purchases with borrowings under the credit facility. The ING Credit Facility is funded by commercial paper sold by the financial institution, and bears interest at the stated rate on the commercial paper sold plus 2.25%. SFC is generally able to borrow up to 70% of the principal amount of conforming loans that are pledged to secure the credit facility. At September 30, 1998, investments with a cost and fair value of approximately $211,634,846 and $219,048,924, respectively, had been contributed or sold to SFC by the Company and were pledged as collateral under the ING Credit Facility. The ING Credit Facility agreement contains operational restrictions such as requiring lender approval of certain mergers and acquisitions and changes in management. The facility agreement also contains financial covenants related to tangible net worth, loan delinquency and loan defaults. As of September 30, 1998, the Company and SFC were in compliance with those covenants. The Company may borrow under the ING Credit Facility until December 31, 2001, and the facility expires on January 5, 2007.

         To hedge its exposure under the ING Credit Facility, in 1996 the Company entered into several interest rate swap agreements which were modified in March 1998. In May 1998, the Company further modified these previous swap agreements ("First Swap Agreements") and entered into several new agreements ("Second Swap Agreements"). Under the terms of the First Swap Agreements, the Company has exchanged variable commercial paper rates on $100.0 million notional amount. During the period from July 1998 through December 1999, the Company has swapped the variable commercial paper rate to a fixed rate of 6.0%. During the period from January 2000 through January 2002, the Company has put in place a collar that caps the variable commercial paper rate at 6.35% in exchange for a floor at 6.00%. Under the terms of the Second Swap Agreements, the Company has exchanged variable commercial paper rates on $20.0 million notional amount beginning in September 1998, increasing by $20.0 million per month to a total notional amount of $100.0 million in January 2002. During the period from September 1998 through January 2002, the Company has swapped the variable commercial paper rate to a fixed rate of 6.0%. The rates under both the First Swap Agreements and Second Swap Agreements do not include the 2.25% fee charged by the financial institution on amounts borrowed under the ING Credit Facility.

         Interest expense on the $200.0 million credit facility including the swaps and a monthly fee of .50% per annum on the unused portion of the facility totaled $456,245 and $2,026,411 for the quarters ended September 30, 1997 and September 30, 1998, respectively.

7. INCOME TAXES

         For the quarters ended September 30, 1997 and 1998 the Company provided for federal income tax at a 35.0% rate on undistributed realized long-term capital gains, excise taxes at a 4.0% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 13). For the quarters ended September 30, 1997 and September 30, 1998, the provision for income taxes totaled $(4,290,807) and $(22,292), respectively.

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

         A summary of stock option activity related to the plans through September 30, 1998 is as follows:

                                                                         PRICE RANGE
                                                                          PER SHARE                      SHARES
                                                                       ----------------                 ---------
Outstanding, December 31, 1995                                                                            933,932
     Granted                                                           $  9.33 - 17.785                 1,535,162
     Exercised                                                         $  6.750 - 8.938                    30,000
     Forfeited                                                         $  9.25 - 13.167                    50,000
                                                                                                        ----------
Outstanding, December 31, 1996                                                                          2,389,094
     Granted                                                           $13.969 - 23.875                 3,118,004
     Exercised                                                         $  5.50 - 13.969                   134,000
     Forfeited                                                         $   9.25 - 17.50                    42,000
                                                                                                        ----------
Outstanding, December 31, 1997                                                                          5,331,098
     Granted                                                           $  3.563 - 28.75                 1,169,500
     Exercised                                                         $  6.75 - 17.375                   109,500
     Forfeited                                                         $  12.75 - 28.75                   419,000
                                                                                                        ----------
Outstanding, September 30, 1998                                                                         5,972,098
                                                                                                        ==========


         Directors Stock Option Plan. During 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors which permits the issuance of options to purchase the Company's stock to non-employee directors. This plan was amended in April 1998, subject to the approval of the Securities and Exchange Commission which was received in June 1998. The plan reserves 246,000 shares of common stock for automatic grant. Directors elected prior to December 1, 1994 received options to purchase 36,000 shares and directors elected after December 1, 1994 received options to purchase 24,000 shares. Upon the initial election of a future non-employee director, an option to acquire 12,000 shares of common stock will be issued to the director. In addition, upon reelection each director will receive an option to purchase 4,000 shares beginning with the 1997 reelections. Under the terms of the Plan, the options' exercise price may not be less than the fair market value of a share of common stock on date of grant. No options were granted in 1995. In 1996, 168,000 options were granted at an exercise price of $12.125 which were outstanding at December 31, 1996. In 1997, 12,000 options were granted at an exercise price of $13.968. In 1998, 52,000 shares were granted at an exercise price of $23.625. No shares were exercised prior to 1997, 11,600 shares were exercised during 1997 and 20,000 shares have been exercised in 1998. No shares have been forfeited to date.

9. SECONDARY OFFERING

         In March 1998, the Company completed a public offering of 6,000,000 shares of common stock at a price of $25.50 per share. The net proceeds to the Company of the offering, after underwriting commissions and expenses were approximately $144,560,000.

10. NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE

         The Company computes net increase in shareholders' equity resulting from operations per common share-basic by dividing the income amount by the weighted average number of common shares outstanding during the quarter, which was 30,968,030 and 37,229,196 for the quarters ended September 30, 1997 and 1998, respectively. For the calculation of net increase in shareholders' equity resulting from operations per common share-diluted, the Company increases the weighted average number of shares for the potential dilutive effect of outstanding stock options. The weighted average shares outstanding considering the effect of the stock options outstanding was 33,170,784 and 37,564,996 for the quarters ended September 30, 1997 and 1998, respectively.

         In December 1997, the Company declared a dividend derived from capital gains totaling $5,405,267 payable in January 1998. On March 20, 1998, the Company paid a dividend of $7,929,151 from net investment income to shareholders of record as of February 27, 1998. On June 16, 1998, the Company paid a dividend of $9,306,660 to shareholders of record as of May 29, 1998. On September 15, 1998, the Company paid a dividend of $10,051,883 to shareholders of record as of August 28, 1998.

11. STOCK SPLIT

         On January 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share was issued for each share of common stock held by shareholders of record as of the close of business on January 16, 1998. The new shares were distributed on January 30, 1998. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

12. COMMITMENTS AND CONTINGENCIES

         As of September 30, 1998, the Company had outstanding loan commitments totaling $17.25 million, of which $12.25 million are contingent upon the borrower meeting certain future financial conditions. These commitments were made in the ordinary course of the Company's business and are generally on the same terms as loans to existing borrowers.

         As of September 30, 1998, the Company had contingent liabilities totaling $8.4 million relating to guarantees of letters of credit, credit facilities, performance bonds and operating costs of four portfolio companies. These liabilities expire at various dates through March 2001.

         The Company has made a commitment under a joint venture agreement with a Canadian bank to fund up to $100.0 million (in Canadian dollars) in loans to Canadian companies of which approximately $30.3 million has been funded.

13. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheets for Harris Williams as of December 31, 1997 and September 30, 1998 and statements of income for the quarters ended September 30, 1997 and 1998 and for the nine month periods ended September 30, 1997 and 1998 are as follows:

                                 BALANCE SHEETS

                                           December 31,    September 30,
                                              1997             1998
                                           ----------       ----------
ASSETS
Cash and cash equivalents                  $  282,913       $1,044,964
Accounts receivable                           674,256        4,483,174
Other assets, net                           1,645,857        1,104,523
                                           ----------       ----------
         Total Assets                      $2,603,026       $6,632,661
                                           ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                $1,678,067       $3,092,520
Shareholders' equity                          924,959        3,540,141
                                           ----------       ----------
         Total liabilities and
         shareholders' equity              $2,603,026       $6,632,661
                                           ==========       ==========

                                            Three Months                     Nine Months
                                         Ended September 30,             Ended September 30,
                                     --------------------------      --------------------------
                                        1997            1998            1997            1998
                                    -----------     -----------     -----------     -----------
REVENUES:
Fee income                          $ 1,831,457     $ 2,081,145     $ 5,312,229     $ 9,362,893
Expense reimbursements and other        171,137         174,328         412,238         650,158
                                    -----------     -----------     -----------     -----------
         Total revenues               2,002,594       2,255,473       5,724,467      10,013,051

EXPENSES:
Salaries and benefits                   657,705       1,431,344       2,449,534       4,175,123
Operating expenses                      429,528         629,860       1,098,142       1,979,293
                                    -----------     -----------     -----------     -----------
         Total expenses               1,087,233       2,061,204       3,547,676       6,154,416
                                    -----------     -----------     -----------     -----------
Operating income before taxes           915,361         194,269       2,176,791       3,858,635
Provision for income taxes              228,842         (22,292)        444,197       1,243,454
                                    -----------     -----------     -----------     -----------
Net income                          $   686,519     $   216,561     $ 1,732,594     $ 2,615,181
                                    ===========     ===========     ===========     ===========

         Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and success fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed, and success fees are recognized at the time of closing.

         Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation. Accordingly for the quarters ended September 30, 1997 and 1998, Harris Williams has provided federal income taxes of $228,842 and $(22,292), respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.

         Harris Williams reimburses the Company for certain expenses which totaled $127,899 and $112,197 for the quarters ended September 30, 1997 and 1998, respectively. Expense reimbursements are reflected as a reduction in operating expenses in the Company's consolidated statements of operations. Harris Williams has a receivable from the Company as of September 30, 1998 totaling $4,096,777, which is included in accounts payable in the Company's consolidated balance sheet.

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

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                            COST OR
                                              NUMBER OF      PERCENTAGE   CONTRIBUTED
             STOCK WARRANTS                    SHARES        OWNERSHIP       VALUE        FAIR VALUE
             --------------                ---------------   ----------   ------------   ------------
Stratford Safety Products, Inc. .........           114.21     10.25%     $     75,000   $     75,000
Street Level (1216069 Ontario Ltd.)......           68,373      5.88                 0              0
Sub 1 Corporation (d/b/a Risk
  Management)............................               15     13.00                 0              0
Suncoast Medical Group, Inc. ............          580,159     24.00            25,000              0
Superior Pharmaceutical Co...............       10% of Co.     10.00                 0              0
Supplements Plus Natural Vitamins &
  Cosmetics, Ltd.........................           1.3125      1.68                 0              0
Systech Group, Inc. .....................           34,330      2.10                 0              0
TAC Systems, Inc. .......................          315,838      3.60                 0              0
TeleCommunication Systems, Inc. .........           96,774      6.00                 0              0
Telecontrol Systems, Inc. ...............          530,303     17.50                 0              0
Temps & Co., Inc.........................               53      5.00                 0              0
The Moorings, LLC........................            9,493     14.50           344,500        200,000
Thomas Holding Company (d/b/a Sports &
  Social Clubs)..........................               11     10.00                 0              0
Tie and Track Systems, Inc...............            1,645     14.00                 0              0
Towne Services, Inc. ....................          308,982      2.00                 0              0
Trade Am International, Inc. ............          335,106      6.00                 0              0
TRC Acquisition Corporation..............          375,000     12.50                 0              0
UltraFab, Inc. ..........................          120,000     12.00                 0              0
UltraFab Vessels, Inc. ..................          120,000     12.00                 0              0
Unicoil, Inc. ...........................           86,239      8.50                 0              0
Unique Electronics, Inc. ................       30% of Co.     30.00                 0              0
Valdawn Watch Co.........................              400     80.00                 0              0
VanGard Communications Co., LLC..........     14.4% of LLC     14.40                 0              0
VDW Farms, Ltd...........................       10% of Co.     10.00                 0              0
Voice FX Corporation.....................          233,112      8.00                 0        250,000
Watts-Finniss Holdings, Inc. ............            7,146     10.94                 0              0
Wearever Healthcare Products, LLC........          416,359     16.14           250,000        250,000
WJ Holdings, Inc. .......................          250,000     25.00                 0              0
Wolfgang Puck Food Company, Inc..........           80,065      1.35                 0              0
Zahren Alternative Power Corporation.....            1,168      6.54            25,000        400,000
                                                                          ------------   ------------
          Total Warrants.................                                 $  9,610,383   $ 24,543,035
                                                                          ============   ============
OTHER INVESTMENTS (SEE NOTE 4)
SWS3, Inc. -- Expected proceeds from sale
  of mfg. plant..........................               --        --      $    521,926   $    371,926
Hancock Company -- Royalty stream to be
  collected from sale of Gitman brand
  name...................................               --        --         1,700,000        300,000
HSA International, Inc. -- Anticipated
  proceeds from litigation...............               --        --         1,150,000      1,000,000
Capitalized workout expenses.............               --        --           868,577        768,577
                                                                          ------------   ------------
          Total Other Investments........                                 $  4,240,503   $  2,440,503
                                                                          ------------   ------------
          Total Investments..............                                 $483,417,884   $494,199,560
                                                                          ============   ============

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF SEPTEMBER 30, 1998




       LOANS                                             Maturity          Cost           Coupon     Fair Value
       -----                                             --------       ----------        ------     ----------
2021. Interactive, LLC                                     4/6/03       $2,500,000         13.50%    $2,500,000
ACT Teleconferencing, Inc.                                3/31/03        1,242,294         13.50      1,279,062
Action Sports Group, LLC                                  8/19/02        1,750,000         13.00      1,750,000
Adavest Holdings, LLC                                     5/15/03        3,500,000         13.75      3,500,000
Advanced Wireless Technologies                            8/24/03        1,250,000         13.25      1,250,000
Aero Products Corporation                                12/19/99        1,250,000         14.00        600,000
Aero Products Corporation                                  6/9/02        2,500,000         13.00      2,500,000
Affinity Fund, Inc.                                      10/28/98        1,485,000         12.50      1,500,000
Affinity Fund, Inc.                                      10/28/98          495,000         12.50        497,814
Affinity Fund, Inc.                                       3/10/00        1,000,000         14.00      1,000,000
Air Age Services of San Antonio, Inc.                     4/30/03        3,500,000         13.50      3,500,000
Alignis, Inc.                                             2/28/02        2,500,000         13.00      2,500,000
Alliance Media Group, Inc.                                9/29/03        4,000,000         13.50      4,000,000
American Network Exchange, Inc.                          11/30/98          990,000         13.00        999,853
American Network Exchange, Inc.                           1/18/99          990,000         13.00        999,519
Amscot Holdings, Inc.                                     5/26/00          800,000         14.00        800,000
Amscot Holdings, Inc.                                     9/20/00          200,000         14.00        200,000
Amscot Holdings, Inc.                                     6/28/01          500,000         14.00        500,000
Amscot Holdings, Inc.                                    12/27/01          250,000         14.00        250,000
Amscot Holdings, Inc.                                     7/30/02        1,000,000         14.00      1,000,000
Amscot Holdings, Inc.                                      demand          700,000         14.00        700,000
Anton Airfoods, Inc.                                      5/21/02        5,000,000         13.50      5,000,000
Ashe Industries, Inc.                                     5/18/99          550,000          9.00        200,000
Associated Response Services, Inc.                        6/20/99        1,386,000         12.50      1,398,116
Associated Response Services, Inc.                         8/1/99          750,000         13.50        750,000
Associated Response Services, Inc.                         1/6/00          300,000         12.50        300,000
Associated Response Services, Inc.                        2/15/00          335,000         12.50        335,000
Associated Response Services, Inc.                        11/8/01          500,000         12.50        500,000
Associated Response Services, Inc.                        3/27/02        3,000,000         12.50      3,000,000
Auburn International, Inc.                               12/31/02        2,850,000         13.50      2,875,000
Austin Innovations, Inc.                                   7/1/02        1,950,000         13.75      1,961,206
Avionics Systems, Inc.                                    7/19/01        3,000,000         13.50      3,000,000
B & N Company, Inc.                                        8/8/00        2,970,000         12.50      2,183,500
B & N Company, Inc.                                       3/28/01          990,000         13.00        993,841
BroadNet, Inc.                                             6/9/02        2,500,000         14.00      2,500,000
BUCA, Inc.                                               10/31/02        1,565,003         13.50      1,637,503
BUCA, Inc.                                                5/30/03        1,673,750         13.50      1,700,940
Bug.Z., Inc.                                              9/23/02        2,500,000         15.00      2,500,000
Bug.Z., Inc.                                              9/23/02          600,000         15.00        600,000
Caldwell/VSR Inc.                                         2/28/01        1,500,000         12.00      1,500,000
Caldwell/VSR Inc.                                         5/31/02           99,000          8.00         99,000
Caldwell/VSR Inc.                                         5/31/03        1,050,000          8.00        925,000
Caldwell/VSR Inc.                                         6/23/03          500,000         13.50        500,000
Campbell Software, Inc.                                   2/11/03        2,000,000         13.50      2,000,000
Capital Sigma Investments, Inc.                           4/30/03        2,250,000         13.50      2,250,000
Cardiac Control Systems, Inc.                             3/31/00        1,500,000         13.50      1,500,000
Caribou Coffee Company, Inc.                             12/31/02        4,153,528         12.50      4,266,392
Cartech Holdings, Inc.                                    4/29/01        1,500,000         13.00      1,500,000
CarStar A&B, Inc.                                         6/29/03        2,500,000         13.00      2,500,000
Catalina Food Ingredients, Inc.                           3/30/02        3,500,000         13.00      3,500,000
Cedaron Medical, Inc.                                     6/28/01        1,500,000         13.50      1,500,000
CF Data Corp.                                             3/16/00        1,732,500         13.75      1,745,056
Check Into Cash, Inc.                                     11/7/01        3,039,000         14.00      3,208,026
Check Into Cash, Inc.                                     11/7/01        3,250,000         14.00      3,250,000


                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998




            LOANS                                        Maturity          Cost          Coupon     Fair Value
            -----                                        --------      ----------        ------     ----------
Chinese Media Group, LLC                                  3/27/03       $2,100,000         13.50%    $2,100,000
Clearidge, Inc.                                           3/30/03        2,000,000         14.00      2,000,000
CMHC Systems, Inc.                                         7/1/02        1,400,000         13.50      1,400,000
CMP Enterprises, LLC                                     12/10/02        3,500,000         13.00      3,500,000
Cold Jet, Inc.                                            6/30/03        1,000,000         14.00      1,000,000
Colonial Investments, Inc.                               10/16/00          800,000         13.75        800,000
Columbus Medical Holdings, LLC                            1/31/02        4,000,000         13.75      4,000,000
Co-Mack Technologies, Inc.                                6/26/03        1,600,000         14.00      1,600,000
Compression, Inc.                                        12/17/02        3,700,000         13.50      3,700,000
Compression, Inc.                                         4/30/03        2,073,000         13.50      2,073,000
Consumat Systems, Inc.                                   11/15/98          250,000         14.00        250,000
Consumat Systems, Inc.                                    11/1/00          500,000         14.00        500,000
Consumat Systems, Inc.                                     1/1/01          500,000         14.00        500,000
Consumat Systems, Inc.                                    3/11/01          500,000         14.00        500,000
Consumat Systems, Inc.                                    3/26/02          500,000         14.00        500,000
Continental Diamond Cutting Co.                          10/28/99          375,000         13.00        375,000
Continental Diamond Cutting Co.                          11/16/99          200,000         13.00        200,000
Corporate Link, Inc.                                      6/13/00          186,740         14.00        186,740
Corporate Link, Inc.                                     12/13/01          600,000         14.00        600,000
Cort Investment Group, Inc. (d/b/a Contract Network)      8/27/02        3,320,000         13.50      3,362,000
Counsel Press LLC                                          6/3/03        2,556,300         13.50      2,585,880
CPI Qualified Plan Consultants, Inc.                      8/24/03        2,500,000         13.50      2,500,000
Creighton Shirtmakers, Inc. and affiliates                 demand        1,969,000         14.00      1,969,000
Creighton Shirtmakers, Inc. and affiliates                 demand          100,000         14.00        100,000
CSM, Inc.                                                12/31/01        1,400,000         14.00      1,400,000
Cybo Robotics, Inc.                                       9/29/02        1,050,000         13.25      1,050,000
Cybo Robotics, Inc.                                       9/29/02          700,000         13.25        700,000
Cybo Robotics, Inc.                                       9/29/02        1,000,000         13.25      1,000,000
Dalts, Inc.                                               4/28/01        2,000,000         13.50      1,500,000
Data National Corporation                                12/10/02        1,050,000         13.75      1,125,000
Data Net Corporation                                      8/28/03        1,250,000         13.00      1,250,000
Distinction Software, Inc.                                 6/9/03        1,000,000         14.00      1,000,000
Dyad Corporation                                         12/31/02        2,900,000         14.00      3,000,000
DynaGen, Inc.                                             6/17/02        1,733,300         13.50      1,804,420
Dyntec, Inc.                                               7/7/02        2,500,000         14.00      2,500,000
Encor Technologies, Inc.                                  3/30/02        1,444,000         13.13      1,444,000
Entek Scientific Corporation                              6/28/01        2,500,000         13.00      2,500,000
Entek Scientific Corporation                              5/22/02        1,090,000         13.00      1,133,392
ERDA, Inc.                                                 5/1/03        2,500,000         13.50      2,500,000
Exhibit Emporium Acquisition Company, LLC                  9/1/03        3,600,000         14.00      3,600,000
Express Shipping Centers, Inc.                           11/15/98          150,000         15.00        150,000
Express Shipping Centers, Inc.                            9/22/00        1,697,598         13.25        983,015
Express Shipping Centers, Inc.                             5/1/02          250,000         13.25        250,000
Faxnet Corporation                                        6/17/02        1,900,000         13.00      1,926,672
FDL, Inc.                                                 1/30/02        1,750,000         13.50      1,837,507
Film Technologies International, Inc.                     2/27/02        1,500,000         14.00      1,500,000
FoodNet Holdings, LLC                                     7/22/01        1,500,000         13.50      1,500,000
Fortrend Engineering Corp.                                8/30/01        1,500,000         12.99      1,500,000
Fypro, Inc.                                              12/17/01          198,793          8.00        173,793
Gateway Communications, Inc.                              6/16/03        1,732,720         13.00      1,733,872
GC Management, Inc.                                       7/29/01        2,500,000         13.50      1,250,000
Generation 2 Worldwide LLC                               10/31/00        2,000,000         14.00      2,000,000
GerAssist, Inc.                                           6/26/03        3,000,000         13.50      3,000,000
Gloves Inc.                                                5/1/02        1,500,000         13.00      1,500,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

              CONSOLIDATED PORTFOLIO OF INVESTMENTS -- (CONTINUED)
                            AS OF SEPTEMBER 30, 1998




LOANS                                                     Maturity          Cost          Coupon     Fair Value
-----                                                     --------      ----------        ------     ----------

Good Food Fast Companies, The                            12/10/01       $2,500,000         13.50%    $1,850,000
Good Food Fast Companies, The                              demand          553,000         13.50        553,000
Graphic Systems Group, Inc.                               6/24/03        1,000,000         13.50      1,000,000
Green Tree Technologies, Inc                              9/17/03        3,000,000         13.00      3,000,000
Gulfstream International Airlines Inc.                    7/29/99        1,490,000         13.00      1,500,000
Gulfstream International Airlines Inc.                    12/1/99        2,200,000         14.00      2,200,000
Gulfstream International Airlines Inc.                    4/30/00        2,500,000         13.80      2,500,000
H & H Acq. Corp.                                          8/30/01        1,500,000         14.00      1,500,000
Home Link Services, Inc.                                 12/30/01          300,000         14.00              0
Hunt Assisted Living, LLC                                10/17/02        2,999,900         12.00      2,999,922
Hydrofuser Industries, Inc. and affiliates                7/30/02          825,031         13.00        378,309
I.Schneid Acquisition, LLC                                 4/1/01        2,000,000         14.00      2,000,000
IJL Holdings, Inc.                                        9/12/02        1,250,000         13.50         50,000
IJL Holdings, Inc.                                        9/12/02          350,000         13.50         50,000
ILD Communications                                        5/10/01        1,500,000         13.50      1,500,000
Imtek Office Solutions, Inc.                              5/28/03        6,000,000         14.00      6,000,000
In-Store Services, Inc.                                    1/1/99          350,000         14.00        350,000
In-Store Services, Inc.                                   4/19/00        1,188,000         14.00      1,196,400
J. Fegely & Son Hardware Co., Inc.                        6/30/03        1,000,000         13.00      1,000,000
Jim Bridges Acquisition Company                           3/31/03        1,500,000         14.00      1,500,000
Johnston County Cable, L.P.                               8/31/00        1,990,000         14.00      1,996,179
JRB Enterprises, Inc. (d/b/a/ Silk, Silk, Silk)            9/8/03        1,000,000         14.00      1,000,000
Karawia Industries, Inc.                                  3/27/02        2,500,000         14.00      2,500,000
KWC Management Co., LLC                                   4/25/01          500,000         14.00         50,000
Lane Acquisition Corporation                             11/21/01        4,000,000         13.75      4,000,000
Leisure Clubs International, Inc.                          4/1/01        1,485,000         14.00      1,492,500
Leisure Clubs International, Inc.                         3/27/02          125,000         14.00        125,000
Lightfoot Software Company                                10/1/03        1,800,000         13.50      1,800,000
M & M Industries, Inc.                                    2/26/02        2,250,000         14.00      2,250,000
M.A.P.A., Inc.                                             9/3/03        3,000,000         13.75      3,000,000
Marmot Mountain, Ltd.                                     3/27/03        2,750,000         13.00      2,779,169
Mayo Hawaiian Corp.                                       6/27/01        2,200,000         14.00      2,200,000
MBA Marketing Corporation                                  2/4/99        1,782,000         12.50      1,798,800
McAuley's Incorporated                                    7/31/01        3,750,000         13.00      3,750,000
MCG, Inc.                                                12/23/02        1,500,000         13.50      1,500,000
Mead-Higgs Company, Inc.                                  5/19/02        1,400,000         14.00      1,400,000
MegaMarketing Corporation                                  3/5/03        2,800,000         14.00      2,823,331
Mesa International, Inc.                                   demand        5,289,125         14.00        189,125
Mesa International, Inc.                                  8/31/98          180,000         14.00        180,000
Mesa International, Inc.                                  8/31/98           29,026         14.00         29,026
Mesa International, Inc.                                   demand          250,000         14.00              0
MetroLease, Inc.                                          7/29/02        2,495,000         13.50      2,496,245
MetroLease, Inc.                                          7/29/02        1,250,000         13.50      1,250,000
MLG-LoBue LLC                                             8/27/03        5,400,000         14.00      5,400,000
MMS Incentives, LLC                                       4/15/03        2,250,000         13.00      2,250,000
Mobility Electronics, Inc.                                6/23/02        1,600,000         13.50      1,600,000
Mobility Electronics, Inc.                                6/23/02        1,750,000         13.50      1,750,000
Moore Diversified Products, Inc.                          6/16/00          800,000         13.50        800,000
Moore Diversified Products, Inc.                          3/27/02        1,000,000         13.50      1,000,000
Multimedia 2000, Inc.                                     3/29/01        2,857,455         14.00      1,357,454
Multimedia 2000, Inc.                                      demand        1,769,586         10.50      1,769,586
Mytech Corporation                                        9/25/02        1,200,000         13.50      1,200,000
NASC, Inc.                                               12/13/98          500,000         13.50        500,000
NASC, Inc.                                                6/26/01        1,500,000         13.50      1,500,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

              CONSOLIDATED PORTFOLIO OF INVESTMENTS -- (CONTINUED)
                            AS OF SEPTEMBER 30, 1998




LOANS                                                     Maturity          Cost          Coupon     Fair Value
-----                                                     --------      ----------        ------     ----------

N&R Printing, Inc.                                         6/1/03       $2,000,000         14.00%    $2,000,000
Nationwide Engine Supply, Inc.                            1/12/99        2,475,000         12.00        196,684
Nationwide Engine Supply, Inc.                            9/26/01          315,643         13.50        315,643
NetForce, Inc.                                           11/27/02        2,000,000         14.00      2,000,000
NRI Service and Supply L.P.                               2/13/00        2,225,000         14.00        792,097
Nunn Acquisition Corporation                              5/12/03        4,000,000         14.00      4,000,000
NWES, Inc. and Dean McAdoo                                8/31/00          825,000         11.25        825,000
Omni Home Medical, Inc.                                   3/30/02        2,000,000         14.00      2,000,000
Omni Home Medical, Inc.                                   9/10/99          440,000         14.00        440,000
Omni Products of Palm Beach, Inc.                         2/19/03        2,900,000         14.00      2,913,336
One Call Comprehensive Care, Inc.                         12/1/98        3,005,369         14.00      1,530,369
One Coast Network Corporation                            11/17/02        5,000,000         14.00      5,000,000
Online Resources & Communications Corp.                   3/30/03        6,000,000         12.75      6,000,000
Online Resources & Communications Corp.                   3/30/03        2,000,000         12.75      2,000,000
OpenConnect Systems Incorporated                          7/30/03        5,000,000         13.00      5,000,000
Orchid Manufacturing Group, Inc.                          9/14/00        2,960,000         13.00      2,982,678
Orchid Manufacturing Group, Inc.                         12/28/00        1,000,000         13.50      1,000,000
Pacific Linen, Inc.                                       12/3/02        2,951,976         13.50      3,043,316
Pacific Plus, Inc.                                         5/1/03        2,325,000         13.50      2,339,585
Palco Telecom Service, Inc.                              11/22/99          650,000         12.00        650,000
Palouse Holdings, LLC                                      9/1/03        3,150,000         13.25      3,150,000
Paradigm Valve Services, Inc.                            11/12/01        1,600,000         13.50      1,600,000
PaySys International, Inc.                                3/31/01        3,725,158         13.50      3,784,711
Pharmed Group Holdings, Inc.                              6/25/03        4,500,000         13.00      4,500,000
Physicians Surgical Care, Inc.                            5/29/03        1,857,000         13.50      1,868,915
Piedmont Hardwood Flooring, LLC                            6/8/03        2,500,000         13.00      2,500,000
Pik:Nik Media, Inc.                                       6/23/00        1,000,000         12.00      1,000,000
Plymouth, Inc.                                            9/28/00          750,000         13.00        750,000
PRA International, Inc.                                   8/10/00        1,980,000         13.50      1,992,654
Precision Panel Products, Inc.                            1/11/02        2,022,781         12.75              0
Precision Panel Products, Inc.                            1/11/02        3,869,683         12.75              0
Precision Panel Products, Inc.                             demand           92,524         14.00              0
Precision Panel Products, Inc.                             demand          150,000         12.75              0
Precision Panel Products, Inc.                             demand          500,000         12.75              0
Precision Panel Products, Inc.                             demand          356,000         12.75              0
Precision Panel Products, Inc.                             demand          125,000         12.75              0
Precision Panel Products, Inc.                             demand          227,000         12.75              0
Precision Panel Products, Inc.                             demand          300,000         12.75              0
Precision Panel Products, Inc.                             demand        1,183,665         12.75              0
Precision Panel Products, Inc.                             demand          150,000         12.75              0
Precision Panel Products, Inc.                             demand                0         12.75              0
Precision Panel Products, Inc.                             demand                0         12.75              0
Price Systems, LLC                                         6/1/03        1,000,000         13.50      1,000,000
Pritchard Paint & Glass Co.                               2/10/01          200,000         14.00        200,000
Pritchard Paint & Glass Co.                               2/14/01          767,431         14.00        767,431
Proamics Corporation                                      7/31/02        1,000,000         13.00      1,000,000
Professional Training Services, Inc.                      9/30/02        3,400,000         13.25      3,400,000
Pro-Style Acquisition Corporation                         2/26/03        6,000,000         13.59      6,000,000
Protect America, Inc.                                     8/27/03        1,000,000         13.50      1,000,000
QSS Acquisition, Inc.                                     6/25/03        3,750,000         14.00      3,750,000
R & R International, Inc.                                 6/30/02        2,000,000         13.25      2,000,000
Ready Personnel, Inc.                                     12/3/02        5,000,000         13.25      5,000,000
Recompute Corporation                                     2/21/02        2,300,000         13.50      2,400,000
Recycling Technologies Inc.                               8/11/99        1,750,000         11.00      1,400,000


                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998



LOANS                                                     Maturity          Cost          Coupon     Fair Value
-----                                                     --------      ----------        ------     ----------

Reef Chemical Company, Inc.                               9/23/02       $2,700,000         13.75%    $2,765,000
Relax the Back Corporation                                10/1/02        5,000,000         13.00      5,000,000
Rocky Mountain Radio Company LLC                         11/10/01        2,500,000         13.50      2,500,000
Rocky Mountain Radio Company LLC                         11/10/01          500,000         13.50        500,000
Rynel Ltd., Inc.                                          10/1/01        1,250,000         14.00      1,100,000
Rynel Ltd., Inc.                                          10/1/01          307,500         14.00        307,500
Saraventures Fixtures Inc.                                5/23/02        1,645,926         14.00              0
Saraventures Fixtures Inc.                                 demand          108,825         14.00              0
SBX Holding Company                                       3/26/03        4,100,000         13.13      4,100,000
Sheet Metal Specialties, Inc.                             6/20/01          250,000         14.00        250,000
Sheet Metal Specialties, Inc.                             12/4/01          211,750         12.00        211,750
Sheet Metal Specialties, Inc.                             1/24/02           38,250         12.00         38,250
Sheet Metal Specialties, Inc.                            11/10/98           75,000         14.00         75,000
SkillSearch Corporation                                   3/31/99          496,000         13.00        500,000
Solutioneering, Inc.                                      3/31/02        2,000,000         13.75      2,000,000
Southern Specialty Brands, Inc.                           6/30/02        1,732,500         14.00      1,742,136
Southern Therapy, Inc.                                    4/24/02        1,000,000         13.50      1,000,000
Southern Therapy, Inc.                                    4/24/02          500,000         13.50        500,000
Southern Therapy, Inc.                                    4/24/02          500,000         13.50        500,000
Southern Therapy, Inc.                                    4/24/02        1,000,000         13.50      1,000,000
Stealth Engineering, Inc.                                12/31/02        1,500,000         13.50      1,500,000
Stratford Safety Products, Inc.                            3/1/02        2,125,000         13.50      2,150,000
Sub 1 Corporation (d/b/a Risk Management)                 10/8/02          750,000         14.00        750,000
Summit Publishing Group, Ltd.                             1/16/98          250,000         14.00              0
Summit Publishing Group, Ltd.                             3/17/99        1,485,000         12.00              0
Summit Publishing Group, Ltd.                             7/26/01          625,000         14.00              0
SWS6, Inc.                                               12/31/98        1,950,000         12.70      1,000,000
SWS6, Inc.                                                 demand          837,349         14.00        837,349
Synaxis Group, Inc.                                       3/31/03        2,500,000         13.00      2,500,000
TAC Systems, Inc.                                          1/1/00          850,000         14.00        850,000
TAC Systems, Inc.                                         3/27/02        1,012,000         14.00      1,012,000
Talent Metal Products, Inc.                               5/19/03        2,300,000         14.00              0
TCOM Systems, Inc.                                        3/30/04          346,165          0.00         96,165
TeleCommunication Systems, Inc.                           9/20/02        3,000,000         14.00      3,000,000
Telecontrol Systems, Inc.                                 9/30/02        2,500,000         14.00      2,500,000
Telemate Software, Inc.                                   3/27/03        1,000,000         14.00      1,000,000
Telequestion, Inc.                                        6/30/03        4,500,000         13.75      4,500,000
Temps & Co., Inc.                                         5/12/02        3,000,000         13.25      3,000,000
The Moorings, LLC                                        12/31/01        1,655,500         13.00      1,850,728
The Moorings, LLC                                        11/17/02        2,500,000         13.00      2,500,000
Therapeutic Services of America, Inc.                      1/4/03        2,750,000         13.25      2,750,000
Thomas Holding Company (d/b/a Sports & Social Clubs)      5/21/02        1,500,000         13.50      1,500,000
Tie and Track Systems, Inc.                              10/31/02        1,500,000         13.50      1,500,000
Toccoa Associates, LLC                                    2/18/03        2,110,000         13.50      1,785,000
Trade Am International, Inc.                              9/30/00        4,000,000         12.75      4,000,000
TRC Acquisition Corporation                              10/21/01        2,000,000         13.50      2,000,000
Tulsa Industries, Inc.                                    2/26/03        6,000,000         13.00      6,000,000
UltraFab, Inc.                                            6/27/01        1,500,000         14.00      1,500,000
Umbrellas Unlimited, LLC                                  8/21/02          264,691         14.00        114,691
Unicoil, Inc.                                             9/28/02        1,300,000         13.50      1,300,000
Unicoil, Inc.                                             9/28/02          700,000         13.50        700,000
Unicoil, Inc.                                              6/1/99          200,000         13.50        200,000
Unique Electronics, Inc.                                 11/30/99          600,000         10.67        600,000
Unique Electronics, Inc.                                 10/10/02          300,000         13.00        300,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998



       LOANS                                             Maturity          Cost           Coupon     Fair Value
       -----                                             --------       ----------        ------     ----------

UOL Publishing, Inc.                                     10/31/99     $     32,352          6.00%   $     32,352
U.S. Ringbinder, L.P.                                      7/1/03        4,415,000         13.00       4,419,251
Valdawn Watch Company                                    12/31/98          100,000         14.00               0
Valdawn Watch Company                                     2/14/00          450,000         14.00         450,000
Valdawn Watch Company                                     8/21/02        2,160,000         14.00               0
Valdawn Watch Company                                     8/21/02        1,000,000         14.00          50,000
VDW Farms, Ltd.                                          11/25/02        1,500,000         14.00       1,500,000
Vision 2000, Inc.                                         4/25/02        2,398,066         13.50          73,066
Vision Software, Inc.                                     2/26/03        5,000,000         12.75       5,000,000
Watts-Finnis Holdings, Inc.                              11/30/02        2,500,000         13.25       2,500,000
Wearever Health Products, LLC                             3/31/02        1,500,000         13.50         425,000
Wearever Health Products, LLC                            12/11/02          650,000         14.00          75,000
Westcorp Software Systems, Inc.                            3/6/03        2,000,000         14.00       2,000,000
Wolfgang Puck Food Company, Inc.                          5/20/02        5,000,000         12.50       5,000,000
Zahren Alternative Power Corp.                           11/27/99        1,980,000         13.00       1,996,616
Zahren Alternative Power Corp.                            1/30/00          495,000         13.00         497,818
                                                                      ------------                  ------------
                                               Subtotals               503,766,752                   460,979,253
                                                                      ------------                  ------------
TANDEM CAPITAL LOANS TO PUBLICLY
TRADED COMPANIES*

Altris Software, Inc.
  (Gross principal of $3,000,000)                         6/27/02        2,415,000         11.50       2,541,750
Aqua Care Systems, Inc.
  (Gross principal of $1,500,000)                         6/30/03        1,447,000         12.00       1,449,649
Berger Holdings, Inc.
  (Gross principal of $2,000,000)                          1/2/03        1,796,000         12.25       1,830,000
Bikers Dream, Inc.
  (Gross principal of $4,500,000)                         6/22/01        4,390,625         12.00       4,474,483
Compass Plastics & Technologies, Inc.
  (Gross principal of $7,000,000)                         2/27/03        6,615,205         12.25       5,166,509
Cover-All Technologies, Inc.(Convertible at $1.25/sh)     3/31/02        3,000,000         12.50       3,300,000
Digital Transmission Systems, Inc.(Convertible
  at $10.25/sh)                                           9/25/02        4,000,000         11.50       2,000,000
Diplomat Direct Marketing Corporation
  (Gross principal of $5,000,000)                         6/29/03        4,947,925         12.00       4,951,397
Environmental Tectonics Corporation
  (Gross principal of $4,000,000)                         3/27/04        3,500,770         12.00       3,608,943
Ergobilt, Inc.
  (Gross principal of $4,000,000)                         1/15/03        3,818,400         11.50       3,434,055
Great Train Store Company
  (Gross principal of $3,000,000)                         6/30/03        2,840,618         12.00       2,843,414
Smartchoice Automotive Group(Convertible at $6.00/sh)     6/30/00        3,500,000         12.00       3,100,000
Smartchoice Automotive Group(Convertible at $3.67/sh)     5/13/02        4,000,000         12.00       3,750,000
Tava Technologies, Inc.
  (Gross principal of $4,000,000)                         1/31/01        3,685,350         11.50       3,734,294
Teltronics, Inc.
  (Gross principal of $1,750,000)                         2/13/02        1,571,500         12.00       1,601,252
Teltronics, Inc.
  (Gross principal of $1,000,000)                         2/25/99          875,900         12.00         958,636
Teltronics, Inc.                                          10/1/00          246,547         12.00         246,547
Universal Automotive Industries, Inc.                     7/11/02        4,500,000         12.25       4,500,000
                                                                       -----------                   -----------
                                               Subtotals                57,150,840                    53,490,929
                                                                       -----------                   -----------

----------

* For Tandem Capital loans, if the loan is convertible into Common Stock, the conversion price is shown in parentheses. If the gross principal amount owed under the loan is higher than its cost basis, the gross principal is shown in parentheses.

CANADIAN LOANS

Business Press Group Inc.                                  6/4/03          300,000         13.00         300,000
Century Pacific Greenhouses Ltd.*                         4/14/02        1,002,794         13.00       1,002,794
Copperhead Chemical Company, Inc.                        10/23/02          500,000         12.50         500,000
DEC Interactive Inc.*                                      3/8/03           75,000         11.00          75,000
DEC Interactive Inc.*                                     5/12/03           75,000         11.00          75,000
DEC Interactive Inc.*                                      6/6/03           69,784         11.00          69,784
DEC Interactive Inc.*                                      9/5/03          202,525         11.00         202,525

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998




LOANS                                                     Maturity         Cost           Coupon      Fair Value
-----                                                     --------     -----------        ------      ----------

EHN Inc.*                                                 10/3/03     $    144,823         16.50%    $    144,823
Executrain (3199673 Canada Inc.)*                         10/1/02          292,105         13.00          292,105
Executrain (3199673 Canada Inc.)*                        12/24/02          559,910         13.00          559,910
Executrain (3199673 Canada Inc.)*                         1/31/99           21,511         13.00           21,511
Executrain (3199673 Canada Inc.)*                         1/31/99           13,027         13.00           13,027
Executrain (3199673 Canada Inc.)*                         8/31/99          125,572         13.00          125,572
FEI Refrigerated Services LLC                             1/14/03        2,000,000         12.50        2,000,000
G/Comm Marketing Inc.*                                    9/30/02          360,787         12.50          360,787
Gavel & Gown Software Inc.*                               6/30/03          326,820         14.00          326,820
Glen Oak Inc.                                            12/17/02        1,268,678         12.50        1,268,678
Helix Hearing Care of America Corp.                        8/9/03        1,200,000         13.00        1,200,000
Helix Hearing Care of America Corp.                        8/9/03          800,000         13.00          800,000
Hunt Industries                                            2/1/03        1,000,000         15.00          900,000
Just Vacations, Inc.*                                     5/11/03          837,404         14.00          837,404
Kos Corp. Industries                                       8/6/03        2,000,000         14.00        2,000,000
Race Face Components, Inc.*                               11/1/02          433,463         12.00          433,463
SFG Technologies Inc.*                                    7/30/02          738,204          5.00          613,204
SFG Technologies Inc.*                                    7/30/02           60,000          5.00           60,000
Sirvys Systems (3404447 Canada Inc.)*                    12/30/02          704,037         14.00          354,037
Solitudes Holdings, Inc.                                  8/21/03        1,000,000         17.00        1,000,000
Street Level (1216069 Ontario Ltd.)*                     12/29/02          348,651         13.00          348,651
Systech Group, Inc.*                                      3/31/02          874,636         13.00          874,636
Trademart Group, Inc.*                                    7/18/03          867,150         13.00          867,150
Traf-O-Data Investment Corporation*                       7/14/98          180,000         14.00          180,000
Traf-O-Data Investment Corporation*                       10/5/98          164,688         14.00          164,688
Troy Holdings International, Inc.                         10/6/03        1,400,000         12.50        1,400,000
West Sun International, Inc.*                             1/14/03          699,252         13.00          699,252
                                                                      ------------                   ------------
                                               Subtotals                20,645,820                     20,070,820
                                                                      ------------                   ------------
                                               Total Loans            $581,563,412                   $534,541,002
                                                                      ============                   ============

----------
* Loan cost and fair value are stated in U.S. dollars. Loan principal is denominated in Canadian dollars.

Note: Total gross principal owed under all loans outstanding at September 30, 1998 was $594,098,776.

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998

                                                                                                   Cost or
                                                                                     Number of    Contributed
        EQUITY INTERESTS                                                              Shares        Value        Fair Value
        ----------------                                                              ------      ----------     -----------
Publicly Traded Investments (a)

American Network Exchange , Inc. Common Stock                                          76,222     $   21,879     $         0
American Network Exchange , Inc. Common Stock                                          63,429              0               0
Cardiac Control Systems, Inc. Common Stock                                             50,000        250,000          16,625
Compass Plastics & Technologies Inc. Common Stock                                     447,144          2,000         327,440
Consumat Systems, Inc. Common Stock                                                   100,000        600,100          23,750
Family Golf Centers, Inc. Common Stock                                                 18,238              0         257,156
Master Graphics, Inc. Common Stock                                                     66,664              0         266,656
Medical Resources Inc. Common Stock                                                    55,549      1,000,000         140,724
Merge Technologies, Inc. Common Stock                                                 108,942            214         144,676
National Vision Associates, Ltd. Common Stock                                         208,698      1,771,149         875,662
Network Event Theaters, Inc. Common Stock                                             412,397      2,114,772       1,072,232
NOVA Corporation Common Stock                                                          42,793              1       1,062,687
Premiere Technologies, Inc. Common Stock                                               25,000              0         108,112
Recompute Corporation Common Stock                                                    125,000        250,000         202,083
Towne Services, Inc. Common Stock                                                     158,595              0         724,250
UOL Publishing, Inc. Common Stock                                                      32,728          8,494         159,344
Video Update Inc. Common Stock                                                         85,000          1,561          85,796
Vista Information Solutions, Inc. Common Stock                                         96,660              0         714,529


Non-traded Equity Investments in Public Companies

Altris Software, Inc. Preferred Stock - convertible at $6.00                            3,000      3,000,000         600,000
Berger Holdings, Ltd. Preferred Stock - Series A; convertible at $4.25                 25,000      2,500,000       2,400,000
Clinicor, Inc. Preferred Stock - Series B; convertible at $3.00                        50,000      5,000,000       4,625,000
Environmental Tectonics Corporation Preferred Stock - Series A; convertible at $7.50   25,000      2,500,000       2,525,000
Smart Choice Automotive Group, Inc. Preferred Stock - Series D; convertible at $6.00      100      1,000,000         925,000
Teltronic, Inc. Preferred Stock - Series B; convertible at $2.75                       25,000      2,500,000       2,500,000
Vista Information Solutions, Inc. Preferred Stock - Series E; convertible at $4.00      2,500      2,500,000       3,250,000
Vista Information Solutions, Inc. Preferred Stock - Series F; convertible at $6.37      2,500      2,500,000       2,650,000


Equity Investments in Private Companies

Affinity Fund, Inc. Common Stock                                                        1,738         15,000          15,000
Associated Response Services, Inc. Common Stock                                            96        500,000         500,000
Bravo Corporation Common Stock                                                         69,391        106,950               0
Clearidge, Inc. Preferred Stock - Series A                                          1,189,480      2,700,000       2,700,000
Clearidge, Inc. Common Stock                                                          400,000      1,000,000       1,000,000
Corporate Flight Management, Inc. Common Stock                                         66,315            663             663
CSM, Inc. Class A Common Stock                                                         99,673        100,000         100,000
Dentalcare Partners, Inc. Common Stock                                              1,513,683        819,639               0
Front Royal, Inc. Common Stock                                                        110,000        275,000         550,000
Fypro, Inc. Preferred Stock - Series A                                              4,659,480      4,659,480         250,000
Gulfstream International Airlines, Inc. Preferred Stock - Series A                        216      3,000,000       3,000,000
Home Link, Inc. Preferred Stock                                                     1,000,000      1,000,000               0
HPC America, Inc. Common Stock                                                              5              0               0
Kentucky Kingdom, Inc. Common Stock                                                    24,142        238,316         475,000
Micro Optics Design Corporation Common Stock                                          166,667             33              33
Micro Optics Design Corporation Preferred Stock - Series IV                           166,667        299,967         299,967
Multimedia 2000, Inc. Common Stock                                                        900          8,444               0
Multimedia 2000, Inc. Preferred Stock - Series A                                    2,609,988      2,274,556               0
Palco Telecom Service, Inc. Common Stock                                              157,895          1,579         100,000
Paysys International, Inc. Common Stock                                               150,000            300         425,000
Potomac Group, Inc. Common Stock                                                    1,279,115      1,289,779       3,820,000
Potomac Group, Inc. Common Stock                                                      958,566          2,591       2,880,000

                    SIRROM CAPITAL CORPORATION & SUBSIDIARIES

              CONSOLIDATED PORTFOLIO OF INVESTMENTS -- (CONTINUED)
                            AS OF SEPTEMBER 30, 1998

                                                                                 Cost or
                                                                  Number of    Contributed
        EQUITY INTERESTS                                            Shares        Value        Fair Value
        ----------------                                            ------      ----------     -----------

PRA International, Inc. Common Stock                                292,696     $   211,166     $ 2,046,166
Relevant Knowledge, Inc. Preferred Stock - Series B                  312,500        500,000         500,000
Relevant Knowledge, Inc. Common Stock                                 75,000        120,000         120,000
Relevant Knowledge, Inc. Common Stock                                114,458        286,145         286,145
Skillsearch Corporation Common Stock                                  13,350      1,060,875         431,840
SWS6, Inc. Preferred Stock                                         2,449,321      2,449,321               0
Teltrust , Inc.  Common Stock                                        175,677              0       1,350,000
Unique Electronics, Inc. Preferred Stock - Series A                1,000,000      1,000,000         675,000
Valdawn Watch Co. Preferred Stock                                        240        240,000               0
Vision 2000, Inc. Common Stock                                     1,000,000      1,000,000               0
Vision 2000, Inc. Preferred Stock - Series A                       2,720,141      2,720,141               0
Vision 2000, Inc. Preferred Stock - Series B                         520,000        527,136               0
Zahren Alternative Power Corporation Common Stock                        700        210,000         375,000
Zahren Alternative Power Corporation Preferred Stock                     200        200,000         100,000
                                                                                -----------     -----------
    TOTAL EQUITY INTERESTS                                                      $56,337,253     $47,656,538
                                                                                ===========     ===========


                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998




                                                                                                     Cost or
                                                                      Number of       Percentage   Contributed
            STOCK WARRANTS                                              Shares         Ownership      Value       Fair Value
            --------------                                            ---------       ----------   ------------   ----------
PUBLICLY TRADED COMPANIES

ACT Teleconferencing, Inc. (exercise price $7/sh.)                      183,853           3.33%     $367,706      $        0
Cardiac Control Systems, Inc.                                           250,000           4.35             0          83,125
Cardiac Control Systems, Inc. (exercise price $5/sh.)                    50,000           2.15             0               0
Consumat Systems, Inc.                                                  250,000          27.80             0          59,375
Consumat Systems, Inc. (exercise price $2.25/sh.)                        66,379           5.00             0               0
DynaGen, Inc.                                                            26,670           0.01       266,700           4,334
Encore Medical Corporation (exercise price $7/sh.)                       69,841           0.01             0               0
HydroFuser Industries, Inc.                                             662,245           5.00       469,684          16,556
Recompute Corporation                                                   611,144           8.00       300,000         988,016
Video Update Inc. (exercise price $10.80/sh.)                            20,000           0.20             0               0


TANDEM CAPITAL WARRANTS AND OPTIONS
IN PUBLICLY TRADED COMPANIES

Altris Software, Inc. (exercise price $6/sh)                            300,000           3.00       585,000               0
Aqua Care Systems, Inc. (exercise price $2.60/sh.)                      115,500           4.14        53,000          25,000
Berger Holdings, Ltd. (exercise price $4.25/sh)                         240,000           4.60       204,000         204,000
Bikers Dream, Inc. (exercise price $5/sh)                                87,500           1.55       109,375         150,000
Bikers Dream, Inc. (exercise price $4.07/sh)                            370,000           6.77             0               0
Compass Plastics & Technologies, Inc. (exercise price $6.75/sh)         420,000           7.92       384,795               0
Diplomat Direct Marketing Corporation(exercise price $2.35)             208,300           1.85        52,075         100,000
Environmental Tectonics Corp. (exercise price $1/sh)                    166,410           5.00       499,230         575,000
Ergobilt, Inc. (exercise price $10/sh)                                  100,000           1.67       181,600               0
Great Train Store Company (exercise price $3.75/sh)                     175,000           3.50       159,382          75,000
Smartchoice Automotive Group, Inc. (exercise price                      300,000           2.50             0         100,000
Tava Technologies, Inc. (exercise price $4.91/sh)                       155,000           1.00       314,650         250,000
Teltronics, Inc. (exercise price $2.75/sh)                              890,000          16.90       302,600         400,000
Universal Automotive Industries, Inc. (exercise price $.92/sh)          450,000           6.00             0         100,000

PRIVATE COMPANIES

2021. Interactive, LLC                                              10.25  of LLC        10.25             0               0
Action Sports Group, LLC                                                  3,350          10.00             0               0
Adavest Holdings, LLC                                               18.75  of LLC        18.75             0               0
Advanced Wireless Technologies                                        2,034,366           8.75
Aero Products Corporation                                                    31          25.00             0               0
Affinity Corporation                                                      1,402           6.79         5,000           5,000
Air Age Services of San Antonio, Inc.                                       149          13.00             0               0
Alignis, Inc.                                                           111,685           4.00             0               0
Alliance Media Group, Inc.                                            1,172,289          12.50             0               0
American Rockwool Acquisition Corp.                                   1,100,000          11.00             0       1,075,000
Amscot Holdings, Inc.                                                     4,804          49.00             0               0
Anton Airfoods, Inc.                                                        124          11.00             0         575,000
Associated Response Services, Inc.                                          611          39.73        14,000       1,000,000
Assured Power, Inc.                                                         280          12.00             0               0
Atlantic Security Systems, Inc.                                               1           1.00             0               0
Auburn International, Inc.                                              175,214           5.50       150,000         150,000
Austin Innovations, Inc.                                                 35,146           3.00        50,000          50,000
Aviation Holdings Ltd. (Newfoundland affiliate)                           4,713           9.69             0               0
Avionics Systems, Inc.                                             16.5  of Co.          16.50             0               0
B & N Company, Inc.                                                          91          10.63        40,000               0
Bohdan Automation, Inc.                                                 571,048           4.25             0         475,000
BroadNet, Inc.                                                          265,568          15.00             0               0
BUCA, Inc.                                                              193,332           2.04       761,247         761,247

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

              CONSOLIDATED PORTFOLIO OF INVESTMENTS -- (CONTINUED)
                            AS OF SEPTEMBER 30, 1998


                                                                                                     Cost or
                                                                       Number of       Percentage   Contributed
         STOCK WARRANTS                                                  Shares         Ownership      Value        Fair Value
         --------------                                                ---------       ----------   -----------     ----------

Bug.Z, Inc. and Subsidiaries                                           994,971          14.90%     $      0      $        0
Business Press Group, Inc.                                               4,573           4.20             0               0
C.J. Spirits, Inc.                                                     180,000          10.00             0               0
Caldwell/VSR Inc.                                                           69           6.93             0               0
Campbell Software, Inc.                                                748,942           1.50             0               0
Capital Sigma Investments, Inc.                                        331,825          22.00             0               0
Caribou Coffee Company, Inc.                                           125,418           1.70       846,472         846,472
CarStar A&B, Inc.                                                          200          20.00             0               0
CarStar Automotive, Inc.                                               492,136           5.00             0               0
Cartech  Holdings, Inc.                                                280,702          25.00             0               0
Catalina Food Ingredients, Inc.                                             14          12.25             0               0
Cedaron Medical, Inc.                                                  185,168           4.50             0               0
Century Pacific Greenhouses LTD                                        177,418           6.30             0               0
CF Data Corp.                                                              257          20.50        17,500         150,000
Champion Glove Manufacturing Co., Inc.                                 538,614           6.88             0               0
Check Into Cash, Inc.                                                   64,512           5.05       461,000       4,300,000
Chinese Media Group, LLC                                          17.5% of LLC          17.50             0               0
Clearidge, Inc.                                                         44,217           1.07             0               0
CLS Corporation                                                        126,997           4.22             0               0
CMHC Systems, Inc.                                                       2,385           3.15             0         200,000
CMP Enterprises, LLC                                             15.17% of LLC          15.17             0               0
Cold Jet, Inc.                                                             820           3.00             0               0
Colonial Investments, Inc.                                                 369          32.50             0               0
Columbus Medical Holdings, LLC                                          17,455          12.00             0         300,000
Co0Mack Technologies, Inc.                                             245,217          11.75       400,000         400,000
Compression, Inc.                                                      422,498           4.60             0               0
Continental Diamond Cutting Company                                        112          10.00             0               0
Copperhead Chemical Company, Inc.                                           93           4.20             0               0
Corporate Link, Inc.                                                       190          16.00             0               0
Cort Investment Group, Inc.(d/b/a Contract Network)                     90,000           9.00       180,000         180,000
Counsel Press LLC                                                      678,146           8.33       443,700         443,700
CPI Qualified Plan Consultants, Inc.                                     3,379           8.00             0               0
Creighton Shirmakers, Inc.                                              30,250          30.25             0               0
CSM, Inc.                                                              130,000          13.00             0         150,000
Cybo Robotics, Inc.                                                  2,835,960          13.68             0               0
Dalt's, Inc.                                                               161          31.00             0               0
Data National Corporation                                              275,682          18.00       450,000         450,000
Data Net Corporation                                                   523,476           9.00             0               0
Daxxes Corporation                                                      61,766           2.94             0               0
DEC Interactive, Inc.                                                   35,409           2.68             0               0
Delaware Publishing Group, Inc.                                          5,817          32.49        15,000               0
Distinction Software, Inc.                                              17,746           1.50             0               0
Dyad Corporation                                                           615           5.00       600,000         600,000
Dyntec, Inc.                                                           126,667          15.00             0         350,000
Encor Technologies, Inc.                                                     7           6.84             0               0
Entek Scientific Corporation                                           260,710           5.25       160,000         850,000
ERDA, Inc.                                                             433,130           7.00             0               0
Executrain (3199673 Canada Inc.)                                            18          12.60             0               0
Exhibit Emporium Acquisition Company, LLC                                  200          16.00             0               0
Express Shipping Centers, Inc.                                         113,352           7.76       552,402               0
FaxNet Corporation                                                     190,321           2.50       100,000         425,000
FDL, Inc.                                                                  548          16.00       250,000         250,000
FEI Refrigerated Services, LLC                                    4.37% of LLC           4.37             0               0
Film Technologies International, Inc.                                        8           7.50             0               0
Foodnet Holdings, LLC                                              12% of  LLC          12.00             0               0
Fortrend Engineering Corp.                                             437,552           3.25             0               0
Front Royal, Inc.                                                      240,458           1.85             0       1,225,000


                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

              CONSOLIDATED PORTFOLIO OF INVESTMENTS -- (CONTINUED)
                            AS OF SEPTEMBER 30, 1998


                                                                                           Cost or
                                                        Number of           Percentage     Contributed
         STOCK WARRANTS                                  Shares             Ownership        Value          Fair Value
         --------------                                 ---------           ----------    -----------       ----------

Fulcrum Direct, Inc.                                   1,600,831              5.00%        $      0         $        0
Fypro, Inc.                                              255,882             15.00                0                  0
G/Comm Marketing Inc.                                        462              4.62                0                  0
Gardner Wallcovering, Inc.                                     2              2.00                0                  0
Gateway Communications, Inc.                                   8              7.75           17,280             17,280
Gavel & Gown Software Inc.                                 3,285              1.68                0                  0
GC Management, Inc.                                      600,000             10.00                0                  0
Generation 2 Worldwide LLC                           28% of  LLC             28.00                0                  0
GerAssist, Inc.                                          334,021              2.30                0            225,000
Glen Oak Inc.                                                 93              7.50                0                  0
Global Marine Electronics, Inc.                            5,137             18.00                0                  0
Gloves Inc.                                                5,000              5.00                0                  0
Good Food Fast Companies, The                            174,779             17.00                0                  0
Graphic Systems Group, Inc.                                    4              3.50                0                  0
Green Tree Technologies, Inc.                            307,580             13.00                0                  0
Gulfstream International Airlines, Inc.                      271             39.00           10,000             10,000
H & H Acquisition Corp.                                    3,600             22.50                0            160,000
Helix Hearing Care of America Corp                     1,060,871              3.34                0                  0
Home Link Services, Inc.                                 166,667             20.00                0                  0
Hunt Assisted Living, LLC                        7.2% of Class A              7.20                0                  0
Hunt Assisted Living, LLC                        4.8% of Class B              4.80              100                100
Hunt Holdings                                              1,612              6.30                0                  0
I. Schneid Holdings LLC                               21% of LLC             21.00                0            150,000
IJL Holdings, Inc.                                           139             12.50                0                  0
ILD Communications, Inc.                                   5,429              2.09                0          1,250,000
Imtek Office Solutions, Inc.                             119,891              1.50                0                  0
In Store Services, Inc.                                      429             12.50           12,000             12,000
Isthmus, Inc.  (Proamics affiliate)                           38              3.50                0                  0
J. Fegely & Son Hardware Co., Inc.                           180              7.00                0                  0
Jim Bridges Acquisition Company                           10,728             15.00                0                  0
Johnston County Cable L.P.                          31.94% of LP             31.94          110,000            600,000
JRB Enterprises, Inc.(d/b/a Silk, Silk, Silk)              4,617             16.00                0                  0
Just Vacations, Inc.                                      89,508              6.83                0                  0
K.W.C.  Management Corp.                                     794             24.40                0                  0
Karawia Industries, Inc.                                   1,391             12.00                0                  0
Kos Corp. Industries                                     265,263              2.10                0                  0
Lane Acquisition Corporation                              11,667             10.00                0                  0
Leisure Clubs International, Inc.                            525             29.50           15,000                  0
Lightfoot Software Company                                    25             20.00                0                  0
Lovett's Buffet, Inc.                                    743,083             11.00                0            725,000
M & M Industries, Inc.                                 1,659,113             15.00                0                  0
M.A.P.A., Inc.                                               205             16.00                0                  0
Marmot Mountain, Ltd.                                     64,840              2.25          250,000            250,000
Mayo Hawaiian Corp.                                          130             11.50                0                  0
MBA Marketing Corporation                                 15,147              4.62           18,000             18,000
McAuley's Incorporated                                        87              8.00                0                  0
MCG, Inc.                                                121,518              4.50                0                  0
Mead0Higgs, Inc.                                           2,500             10.00                0            525,000
MegaMarketing Corporation                                260,192              4.00          200,000            200,000
Mesa International, Inc.                                      23             32.00                0                  0
Metals Recycling Technologies Corp.                      257,801              5.00                0                  0
MetroLease, Inc.                                          35,447             26.50            5,000            475,000
MLG0LoBue LLC                                         33% of LLC             33.00                0                  0
MMS Incentives, LLC                                      281,687             10.00                0                  0
Mobility Electronics, Inc.                               264,172              2.32                0          1,850,000
Moore Diversified Products, Inc.                              17             15.00                0            200,000
Moorings, LLC                                              9,493             14.50          344,500            200,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF SEPTEMBER 30, 1998


                                                                                                 Cost or
                                                              Number of             Percentage   Contributed
         STOCK WARRANTS                                       Shares                Ownership       Value        Fair Value
         --------------                                       ---------             ----------   -----------     ----------

Multimedia Learning, Inc.                                                                         $      0       $  200,000
Mytech Corporation                                             172,098                 3.50%             0          175,000
N&R Printing, Inc.                                                  25                23.00              0                0
NASC, Inc.                                                       2,652                23.00              0          250,000
Nationwide Engine Supply, Inc.                               1,410,844                22.52         25,000                0
NetForce, Inc.                                                      67                 6.25              0                0
Newfoundland Career Academy Ltd.                                19,159                 9.87              0                0
NRI Service and Supply, L.P.                              28.5%  of LP                28.50         25,000                0
Nunn Acquisition Corporation                                    16,280                14.00              0                0
Omni Home Medical, Inc.                                          3,778                20.50              0                0
Omni Products of Palm Beach, Inc.                              149,925                16.00              0                0
Omni Products of Palm Beach, Inc. for preferred stock           19,048                16.00        100,000          100,000
One Call Comprehensive Care, Inc.                              326,974                30.00              0                0
One Coast Network Corporation                                  763,666                15.63              0        1,700,000
Online Resources & Communications Corp.                        350,000                 1.26              0                0
OpenConnect Systems Incorporated                               280,862                 3.00              0                0
Orchid Manufacturing, Inc.                                   1,219,047                 2.61         40,000          600,000
Outdoor Promotions, LLC                                   16.5% of LLC                16.50              0          100,000
P.A. Plymouth, Inc.                                             92,647                15.00              0          475,000
Pacific Linen, Inc.                                            365,349                 7.81        548,020          548,020
Pacific Plus, Inc.                                               3,087                 9.25        175,000          175,000
Palouse Holdings, LLC                                       14% of LLC                14.00              0                0
Paradigm Valve Services, Inc.                                   30,000                12.00              0                0
Pathology Consultants, Inc.                                    317,553                 6.00              0          500,000
PaySys International, Inc.                                      66,100                 1.80        274,842          175,000
Pharmed Group Holdings, Inc.                                   930,286                12.50              0                0
Physicians Surgical Care, Inc.                                 286,000                 4.86        143,000          550,000
Piedmont Hardwood Flooring, LLC                              8% of LLC                 8.00              0                0
Precision Panel Products, Inc.                                     137                 9.25         15,000                0
PRICE Systems, LLC                                           8% of LLC                 8.00              0                0
Pritchard Paint & Glass Co.                                     12,500                25.00              0          425,000
Proamics Corporation                                           382,299                 3.50              0                0
Professional Training Services, Inc.                           369,493                 3.65              0                0
Protect America, Inc.                                            6,702                 6.00              0                0
Pro-Style Acquisition Corporation                              121,993                10.00              0                0
QSS Acquisition, Inc.                                          156,503                14.63              0                0
R & R International, Inc.                                       49,646                 4.00              0          325,000
Race Face Components. Inc.                                       3,465                11.55              0                0
Ready Personnel, Inc.                                          101,510                12.50              0        1,100,000
Reef Chemical Company, Inc.                                    183,215                 3.00        300,000          300,000
Relax the Back Corporation                                   1,156,042                 6.69              0        1,350,000
Relevant Knowledge, Inc.                                       121,283                 1.09              0          150,000
Rynel Ltd., Inc.                                               916,523                22.50              0                0
Saraventures Fixtures, Inc.                                         25                20.00              0                0
SBX Holding Company                                            101,928                 9.25              0                0
SFG Technologies Inc.                                           31,304                 1.38              0                0
Sheet Metal Specialties, Inc.                                      587                37.00              0                0
Sirvys Systems (3404447 Canada Inc.)                           134,400                 3.36              0                0
Solitudes Holdings Inc                                          0.2118                 0.21              0                0
Solutioneering, Inc.                                           131,350                 7.50              0                0
Southern Specialty Brands, Inc.                                 10,000                10.00         17,500          125,000
Southern Therapy, Inc.                                             333                10.00              0          400,000
Stealth Engineering, Inc.                                      228,820                14.00              0                0
Stratford Safety Products, Inc.                                    114                10.25         75,000          250,000
Street Level (1216069 Ontario Ltd.)                             68,373                 5.88              0                0
Sub 1 Corporation (d/b/a Risk Management)                           13                13.00              0                0
Superior Pharmaceutical Co.(Dynagen affiliate)              10% of Co.                10.00              0                0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

              CONSOLIDATED PORTFOLIO OF INVESTMENTS -- (CONTINUED)
                            AS OF SEPTEMBER 30, 1998

                                                                                                    Cost or
                                                             Number of              Percentage    Contributed
            STOCK WARRANTS                                     Shares                Ownership      Value            Fair Value
            --------------                                   ---------              ----------    ------------       ----------

EHN Inc.                                                             1                    1.68%   $          0      $          0
Synaxis Group, Inc.                                            331,819                    5.50               0                 0
Systech Group, Inc.                                             41,418                    2.52               0           350,000
TAC Systems, Inc.                                              522,902                    5.47               0                 0
Talent Metal Products, Inc.                                        227                   18.50               0                 0
Talus Solutions, Inc.                                           94,525                    0.34               0           200,000
TeleCommunication Systems, Inc.                                290,322                    6.00               0           300,000
Telecontrol Systems, Inc.                                      530,303                   17.50               0                 0
Telemate Software, Inc.                                         20,202                    1.00               0                 0
Telequestion, Inc.                                           2,995,975                   25.00               0                 0
Temps & Co., Inc.                                                   53                    5.00               0                 0
Therapeutic Services of America, Inc.                           20,000                   14.00               0                 0
Thomas Holding Company (d/b/a Sports & Social Clubs)                11                   10.00               0                 0
Tie and Track Systems, Inc.                                      1,645                   14.00               0                 0
Toccoa Associates, LLC                                              99                   15.47               0                 0
Trade Am International, Inc.                                   335,106                    6.00               0                 0
Trademart Group, Inc.                                            1,636                    1.68               0                 0
TRC Acquisition Corporation                                    375,000                   12.50               0           175,000
Troy Holdings (SCCC)                                           294,000                                       0                 0
Tulsa Industries, Inc.                                           2,564                    2.50               0                 0
UltraFab Vessels, Inc.                                         131,494                   13.00               0                 0
UltraFab, Inc.                                                 131,494                   13.00               0                 0
Unicoil, Inc.                                                   93,292                    9.25               0                 0
Unique Electronics, Inc.                                    30% of Co.                   30.00               0                 0
U.S. Ring Binder, L.P.                                   14.5% of L.P.                   14.50          85,000            85,000
Valdawn Watch Co.                                                  400                   80.00               0                 0
VanGard Communications Co., LLC                             12% of LLC                   12.00               0                 0
VDW Farms, Ltd.                                           10.1% of Co.                   10.10               0                 0
Vision Software, Inc.                                           36,740                    2.08               0                 0
Watts0Finniss Holdings, Inc.                                     7,146                   10.94               0                 0
Wearever Healthcare Products, LLC                              501,274                   17.33         250,000                 0
WebMD, Inc.                                                    557,490                    3.50               0         5,575,000
West Sun International, Inc.                                       224                    1.26               0                 0
Westcorp Software Systems, Inc.                                887,066                    4.00               0                 0
WJ Holdings, Inc.                                              250,000                   25.00               0                 0
Wolfgang Puck Food Company                                     115,452                    1.99               0                 0
Zahren Alternative Power Corporation                             1,366                    5.00          25,000           750,000
                                                                                                  ------------      ------------
    Total Warrants                                                                                $ 12,826,360      $ 42,617,225

                 OTHER INVESTMENTS

SWS3, Inc. (balance of  proceeds from sale of mfg. plant)                                         $    524,926      $    124,926
Hancock Company (royalty stream
  to be collected from sale of Gitman brand name)                                                    1,675,097           125,097
Capitalized workout expenses  - SCC                                                                  1,494,404           204,404
                                                                                                  ------------      ------------
    Total Other Investments                                                                       $  3,694,427      $    454,427
                                                                                                  ------------      ------------
Total Investments                                                                                 $654,421,452      $625,269,192
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

RESULTS OF OPERATIONS

         The Company's financial performance in the Statements of Operations is comprised of four primary elements. The first is "net operating income," which is the difference between the Company's income from interest, dividends, fees and Harris Williams' pretax income, and its total operating expenses, including interest expense. The second element is "realized gain (loss) on investments," which is the difference between the proceeds received from the disposition of portfolio assets and their stated costs at the beginning of the period. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of the Company's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "realized gain (loss) on investments"and "change in unrealized appreciation (depreciation) of investments" are inversely related in that when an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes on the pre-tax income of Harris Williams.

         Net Operating Income. During the quarter ended September 30, 1998, the Company earned interest on investments of $17.0 million, a 55% increase over the $11.0 million earned in the same quarter of 1997. For the nine month period ended September 30, 1998, interest on investments was $46.5 million, a 63% increase over the $28.6 million earned in the same period of 1997. In addition to interest on investments, the Company also collects an up-front processing fee for each loan it originates. During the third quarter of 1998, the Company earned $1.5 million in processing fees, a 21% decrease versus the $1.9 million earned in the third quarter of 1997. The increases in interest income are a result of increases in the dollar amount of loans outstanding during the applicable periods. The decrease in processing fees for the third quarter of 1998 versus 1997 was the result of a 14% decrease in loan originations from $73.6 million in the third quarter of 1997 to $64.4 million in the third quarter of 1998 that was a combined result of the diversion in loan officer and management focus created by the events that transpired during the third quarter, the intentional tightening of the Company's underwriting parameters, management's decision to slow loan production, and increased competition early in the third quarter that has since subsided. During the nine months of 1998, the Company earned $6.0 million in processing fees, a 22% increase over the $4.9 million earned in the nine months of 1997. This increase was attributable to the fact that the $266.1 million of loans originated in the nine months of 1998 was a 32% increase over the $202.3 million of loans originated in the nine months of 1997. The Company's loan portfolio increased to $534.5 million at September 30, 1998, an increase of 47% over the $363.4 million loan portfolio balance at September, 1997. The weighted average interest rate charged on the loan portfolio at September 30, 1998 and 1997 was 13.25% and 13.25%, respectively.

         The Company's interest expense increased to $4.6 million in the third quarter of 1998, a 92% increase from the $2.4 million expensed in the third quarter of 1997. Interest expense was $12.0 million in the nine months of 1998, an 88% increase over the $6.4 million expensed in the nine months of 1997. The increase in interest expense periods resulted from increased amounts borrowed under the Company's two revolving credit facilities and from the SBA. The Company's total borrowings were $242.3 million on September 30, 1998 and $151.0 million on September 30, 1997.

         Overhead and amortization of borrowing costs totaled $3.8 million in the third quarter of 1998, a 58% increase over the $2.4 million of such expenses in the third quarter of 1997 and $10.3 million in the nine months of 1998, a 69% increase over the $6.1 million of such expenses in the nine months of 1997. These increases can be largely attributed to the increase in the number of employees to 61 in September 1998 from 41 in September 1997 (excluding Harris Williams employees), the operation of additional offices and the increase in the Company's loan portfolio.


         During the third quarter of 1998, Harris Williams had revenues of $2.3 million, a 15% increase from $2.0 million in the third quarter of 1997. For the nine months of 1998, Harris Williams had revenues of $10.0 million, a 75% increase over the $5.7 million for the nine months of 1997. During the third quarter of 1998, Harris Williams had pre-tax income of $194,000, a 79% decrease from $915,000 in pre-tax income in the third quarter of 1997 and during the nine months of 1998, had pre-tax income of $3.9 million, a 77% increase over the $2.2 million in pre-tax income for the nine months of 1997. The increases in revenues and pre-tax income for the nine months of 1998 over the same period of 1997 were due to an increase in the number and size of transactions on which Harris Williams provided advisory services. The decrease in pre-tax income for the third quarter of 1998 versus 1997 was due to higher expenses in 1998 resulting from an increase in the number of employees and the timing of bonus accruals. Since a significant percentage of Harris Williams' fees are paid at the closing of advised transactions, the timing of such closings may cause significant variations in its revenues and pre-tax income from quarter to quarter. Income taxes of $(22,292) and $228,842 were accrued on Harris Williams' pre-tax income in the third quarter of 1998 and 1997, respectively.

         Realized Gain (Loss) on Investments. The Company's net realized gain on investments was $203,000 during the third quarter of 1998 and its net realized loss was $4.4 million during the nine months of 1998, as compared to net realized gains of $2.2 million and $9.7 million for the third quarter and the nine months of 1997, respectively. The net realized loss for the nine months of 1998 is primarily attributable to loans made to Saraventures Fixtures, Inc., whose manufacturing operations were consolidated with Precision Panel Products, Inc., during 1998 as part of a restructuring strategy that the Company no longer believes is likely to result in repayment of the outstanding loans to those borrowers. The following table sets forth the details of realized gains and losses that occurred during the third quarter and the nine months of 1998 and 1997.

Schedule of realized gains(losses) for the three month period and nine month period ending September 30, 1997 and September 30, 1998.


                                                                 Three Months                     Nine Months
                                                               Ended September 30,             Ended September 30,
                                                          ---------------------------    -------------------------------
                                                            1997               1998         1997                1998
                                                            ----               ----         ----                ----
                                                                 (in thousands)                   (in thousands)

Argenbright Holdings Ltd. Warrant                         $     0                          $   750
Ashe Industries, Inc. Loan                                     (1)                          (2,609)
Assured Power, Inc. Loan                                                                                     $   (200)
Atlantic Security Systems, Inc. Warrants                                                                          434
BankCard Services, Inc. Loan                                                                                     (277)
Bohdan Automation, Inc. Warrants                                           $    477                               477
CellCall, Inc. Common Stock                                                                                       228
Champion Glove Manufacturing, Inc. Loan                                                                        (1,250)
C.J. Spirits, Inc. Loan                                                        (758)                             (758)
Compass Plastics and Technologies, Inc. Stock               1,948                            1,948
Daxxes Corporation Loan                                                        (848)                             (848)
Eastern Food Group LLC Loan                                                                 (1,265)
Educational Medical Inc. Stock                                560                              560
Encore Medical Corporation Stock                              947                              947
Factory Card Outlet Corporation Stock                         534                              534
Fulcrum Direct, Inc. Loan                                                    (5,000)                           (5,000)
Global Finance & Leasing, Inc. Warrant                                                         409
Global Marine Electronics, Inc. Warrants                                                                          200
Gold Medal Products, Inc. Loan                                                                (835)
Golf Corporation of America, Inc. Loan                     (1,240)                          (1,240)
Golf Video, Inc. Loan                                                                         (500)
Horizon Medical Products, Inc. Warrant                        400                              400
Hoveround Corporation Warrants                                                4,100                             4,100
H.S.A. International Other Investment                                                                            (441)
Hunt Leasing & Rental Corporation Warrants                                                                        598
Innotech, Inc. Common Stock                                                                    901
IOL 2000/Suncoast Medical Group Loan                                                                           (1,517)
Master Graphics, Inc. Common Stock                                                                              1,860
Merge Technologies, Inc. Common Stock                                                                             196
Miscellaneous                                                  21                (4)             5                (15)
Monogram Products, Inc. Warrant                               200                              200
Multimedia Learning, Inc. Warrant                                               245                             1,170
National Health Systems, Inc. Loan                                                                               (420)
Newfoundland Career Academy, Ltd. Loan                                       (1,160)                           (1,160)
Outdoor Promotions, LLC Warrants                                                 89                                89
Patton Management Corporation Warrants                                                                            303
PMTS Services, Inc.  Warrants                                                   469                               469
Precision Panel, Inc. Loan                                                                                     (7,223)
Premier Technologies, Inc. Common Stock                                                      7,170
Protect America, Inc. Warrants                                                  185                               185
QuadraMed Corporation Common Stock                                                                                357
Quadravision Communications Limited Warrant                                                                       156
Radiant Systems, Inc. Common Stock                          1,544                            2,260
Radio Systems Corporation Warrant                                                            1,800
Saraventures Fixtures, Inc. Preferred Stock                                                                    (1,659)
Skillmaster, Inc. Warrant                                                                                         200
Sqwincher Corporation Warrant                                                                  320
SWS3 (f/k/a Urethane Technologies) Other Investments         (700)                            (700)
Tower Environmental, Inc. Loan                             (2,609)                          (2,609)
Towne Services, Inc. Common Stock                                             1,116                             1,116
Union Planters, Inc. Common Stock                                                              170
Video Update Common Stock                                                                                          99
Virginia Gas Company Stock                                    475                              475
Virginia Gas Company Warrant                                  160                              160
Virtual Resources, Inc. Warrant                                                                432
Vista Information Solutions, Inc. Common Stock                                1,246                             3,933
Voice FX Corporation Common Stock                                                46                               245
                                                          -------          --------       --------           --------
                                                          $ 2,239          $    203       $  9,683           $ (4,353)
                                                          =======          ========       ========           ========

Change in Unrealized Appreciation (Depreciation) of Investments. For the quarter ended September 30, 1998, the Company recorded change in unrealized depreciation of investments of $34.5 million and for the quarter ended September 30, 1997, the Company recorded change in unrealized appreciation of investments of $1.1 million. For the nine month periods ended September 30, 1998 and 1997, the Company recorded a change in unrealized depreciation of investments of $39.9 million and $2.1 million, respectively. The significant change in unrealized depreciation during 1998 is primarily attributable to additional net unrealized depreciation taken against the loans made to the two borrowers described in the "Realized Gain (Loss) on Investments" section above, unrealized depreciation recorded against new loans added to the Company's Credit Watch Portfolio during 1998 and the recent significant decline in the value of publicly traded small and micro-cap stocks that comprise part of the Company's portfolio. The following table sets forth information regarding significant changes in unrealized appreciation (depreciation) of assets in the Company's portfolio made during the third quarter of 1998 and 1997 and the nine months of 1998 and 1997.

Schedule of significant unrealized appreciation (depreciation) for the three month period and nine month period ending September 30, 1997 and September 30, 1998.

                                                     Three Months                  Nine Months
                                                  Ended September 30,          Ended September 30,
                                                 --------------------        ------------------------
                                                   1997          1998           1997             1998
                                                   ----          ----           ----             ----
                                                     (in thousands)                 (in thousands)
LOANS:
Aero Products Corporation                                     $  (275)                        $  (650)
Argenbright Holdings, Ltd.                                                   $  (750)
Ashe Industries, Inc.                                                          2,300
Assured Power, Inc.                              $ (625)                        (625)
B&N Company, Inc.                                  (400)                        (400)            (400)
C. J. Spirits, Inc.                                  50           700           (350)             650
Carter Kaplan Holdings LLC                          (25)                                          549
Champion Glove Manufacturing Co., Inc.             (200)                      (1,200)           1,200
Compass Plastics & Technologies, Inc.                          (1,500)                         (1,500)
Coverall Technologies, Inc.                                    (1,275)                         (1,850)
Dalts, Inc.                                                                                      (500)
Daxxes Corporation                                                848
Digital Transmission Systems, Inc.                             (1,600)                         (2,000)
Eastern Food Group LLC                                                         1,265
Ergobilt, Inc.                                                                                   (400)
Express Shipping Centers, Inc.                                   (500)                         (1,000)
Fulcrum Direct, Inc.                                              500
Fypro, Inc.                                        (225)                        (225)
GC Management, Inc.                                              (750)                           (750)
Golf Corporation of America                       1,100                          475
Golf Video, Inc.                                                                 450
Good Food Fast Companies, The                                    (400)                           (400)
Home Link Services, Inc.                                          (25)                           (300)
Hydrofuser Industries, Inc.                                      (400)                           (400)
IJL Holdings, Inc.                                             (1,500)                         (1,500)
International Displays Inc.                        (750)                        (750)
IOL 2000, Inc.                                                                                  1,225
Mesa International, Inc.                                       (4,850)                         (5,350)
Metals Recycling Technologies Corp.                               350
Multimedia 2000, Inc.                                          (1,150)                         (1,150)
National Health Systems, Inc.                       (50)                         (50)             300
Nationwide Engine Supply, Inc.                                   (300)                         (2,300)
Nozzle Rebuilders                                              (1,225)                         (1,225)
One Call Comprehensive Care, Inc.                              (1,175)                         (1,475)
Precision Panel, Inc.                                          (2,477)                         (8,977)
Recycling Technologies, Inc.                                     (350)                           (350)
Saraventures Fixtures, Inc.                                                                     1,745
Sirvys, Inc.                                                     (350)                           (350)
Scandia Technologies, Inc.                         (425)                        (425)
Smartchoice Automotive Group, Inc.                             (1,100)                           (650)
Studley Products Corp.                             (525)                        (525)
Summit Publishing Group, Ltd.                                    (397)                         (2,372)
Suncoast Medical Group, Inc.                       (925)                        (925)
SWS3, Inc.                                          200                         (150)            (250)
SWS6, Inc.                                         (200)         (700)          (200)            (525)
Talent Metal Products                                          (2,300)                         (2,300)
Toccoa Associates, LLC                                           (325)                           (325)
Tower Environmental, Inc.                         2,560                          850
Valdawn Watch Company                               (60)         (100)          (460)          (2,575)
Vision 2000, Inc.                                                (650)                         (2,075)
Wearever Health Products, LLC                                  (1,075)                         (1,650)

PRIVATE COMPANY WARRANTS AND
EQUITY SECURITIES:
AB Plastics Holding Corporation                                                2,875
Affinity Corporation                                                            (365)
American Rockwool Acquisition Corp.                 400                          400              675
Anton Airfoods, Inc.                                              350                             350
Argenbright Holdings Ltd.                                                        375
Bohdan Automation, Inc.                                                                           475

Schedule of significant unrealized appreciation (depreciation) for the three month period and nine month period ending September 30, 1997 and September 30, 1998 -- (continued).

                                                     Three Months                    Nine Months
                                                  Ended September 30,            Ended September 30,
                                                 --------------------          ------------------------
                                                   1997           1998          1997               1998
                                                   ----           ----          ----               ----
                                                     (in thousands)                   (in thousands)

Bravo Corporation                                               $ (350)                           $ (350)
CF Data Corp.                                    $   133                         $  133
Check into Cash, Inc.                                                                              3,839
CMHC Systems, Inc.                                                 200                               200
Columbus Medical Holdings, LLC                                                                       300
DentalCare Partners, Inc.                                         (290)            (280)            (300)
Dyntec, Inc.                                                                                         350
Electronic Accessory Specialists Inc.                250                            250
Endeavor Technologies, Inc.                                                                        5,025
Express Shipping Centers, Inc.                                                     (290)            (262)
FaxNet Corporation                                                                                   325
Front Royal Inc.                                     520                            520              350
Fulcrum Direct, Inc.                                               500
Fypro, Inc.                                                       (125)                           (3,798)
GerAssist, Inc.                                                    225                               225
Home Link, Inc.                                                                    (250)            (750)
Horizon Medical Products, Inc.                      (200)
Hoveround Corporation                                           (4,050)                           (3,750)
HTR, Inc.                                            475                            475
Hunt Leasing & Rental Corporation                                                                   (250)
H & H Acquistion Corp.                               160                            160
ILD Communications, Inc.                             300                            300              500
International Displays, Inc.                                                       (159)
Johnston County Cable, L.P.                          230                            220
Kentucky Kingdom, Inc.                              (810)          (25)            (810)             (25)
Lovetts Buffet, Inc.                                                                                 325
Master Graphics, Inc.                                                                              1,050
Mead-Higgs, Inc.                                                                                     525
Mesa International, Inc.                             750                            750             (750)
Metrolease, Inc.                                                                                     470
Mobility Electronics, Inc.                                                                         1,600
Monogram Products, Inc.                             (116)
Multicom Publishing, Inc. (non-traded)              (950)                        (1,175)
Multimedia 2000, Inc.                                                              (225)            (351)
Multimedia Data Systems, Inc.                        497                            497
Multimedia Learning, Inc.                                                          (150)            (450)
One Coast Network Corporation                                                                      1,700
Pathology Consultants of America, Inc.                                                               500
Patton Management Corporation                                                                       (185)
Paysys International Inc.                            475                            475
Physicians Surgical Care                                           407                               407
Potomac Group, Inc. common stock                                 1,596                             2,296
Potomac Group, Inc. preferred stock                              1,205                               605
PRA International, Inc.                                                           1,170
Pritchard Glass, Inc.                                                                                425
Protect America, Inc.                                             (180)                             (180)
R&R International, Inc.                                                                              325
Radio Systems Corporation                                                        (1,000)
Ready Personnel, Inc.                                                                              1,100
Recompute Corporation                                175                            175
Relax the Back Corporation                                                                         1,350
Saraventures Fixtures, Inc.                                                                        1,659
Southern Specialties, Inc.                                         108                               108
Systech Group, Inc.                                                350                               350
SWS6, Inc.                                                        (800)                           (2,428)
Talus Solutions, Inc.                                             (100)                              200
Telecommunication Systems, Inc.                                                                      300
Teltrust, Inc.                                                                                       825
The Moorings, LLC                                   (145)                          (145)
Towne Services, Inc.                                                                               1,500
TRC Acquisitions, Inc.                                             175                               175

Schedule of significant unrealized appreciation (depreciation) for the three month period and nine month period ending September 30, 1997 and September 30, 1998 -- (continued).

                                                            Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                         --------------------          ------------------------
                                                          1997          1998            1997               1998
                                                          ----          ----            ----               ----
                                                           (in thousands)                   (in thousands)

Unique Electronics, Inc.                                $ (250)                        $ (250)
Valdawn Watch Co., Inc.                                   (240)                          (240)
Virtual Resources, Inc.                                                                  (250)
Vision 2000, Inc.                                                                        (442)           $(3,047)
Wolfgang Puck Food Company, Inc.                                      $ (350)
Zahren Alternative Power Corp. common stock                              515                                 515
Zahren Alternative Power Corp. preferred stock                          (100)                               (100)

PUBLIC COMPANY WARRANTS AND
EQUITY SECURITIES:
ACT Teleconferencing warrant                                            (369)                               (369)
Altris  Software, Inc. common stock                                   (1,350)                             (1,950)
Altris Software, Inc. preferred stock                                                                       (900)
American Consolidated Laboratories, Inc.
  common stock and warrant                                (602)                        (1,044)
AquaCare Systems, Inc. warrant                                           (28)                                (28)
Clinicor, Inc. preferred stock                                          (100)                               (375)
Compass Plastics & Technologies, Inc. common stock                      (537)                               (537)
Compass Plastics & Technologies, Inc. warrant              419          (150)             419             (1,894)
Consumat Systems, Inc. common stock                       (146)          (12)             131               (570)
Educational Medical, Inc. common stock                    (557)                          (575)
Encore Medical, Inc. common stock                         (926)                           191
Environmental Tectonics Corporation preferred stock       (399)         (375)             401                 25
Environmental Tectonics Corporation warrants                            (275)                               (275)
Ergobilt, Inc. warrant                                                                                      (182)
Factory Card Outlet of America common stock               (306)                          (408)
Family Golf Centers common stock                                        (112)                               (112)
Great Train Store Company warrants                                       (84)                                (84)
Hydrofuser Industries, Inc. warrant                        805          (116)             805               (447)
Innotech, Inc. common stock                                                              (454)
Integrated Health Services, Inc. common stock              165                            165
Master Graphics Inc. common stock                                       (222)                             (1,733)
Medical Resources Inc. common stock                       (152)          (21)            (152)               (21)
Merge Technologies Inc. common stock                                    (184)                               (184)
Moovies, Inc warrant                                      (471)                          (291)
National Vision Associates, Ltd. common stock               43          (444)             145               (444)
Network Event Theatres Inc. common stock                                (340)                               (340)
NOVA Corp. common stock                                                 (134)                               (134)
PMT Services, Inc. common stock                                         (487)                                609
Premiere Technologies, Inc. common stock                   341                         (6,222)              (408)
QuadraMed Corporation common stock                         218                            159
Radiant Systems, Inc. warrant                           (1,056)                          (351)
Recompute Corp. warrant                                                  388                                 388
Smart Choice Automotive Group, Inc. warrant                300          (525)             300               (100)
Tava Technologies, Inc. warrant                                         (300)                               (300)
Teltronics, Inc. preferred stock                                        (300)
Teltronics, Inc. warrant                                                (450)                                 97
Towne Services, Inc. common stock                                       (776)                               (776)
Universal Automotive warrant                               225                            225
Virginia Gas Company common stock                         (541)                          (278)
Vista Information Solutions, Inc. common stock           2,313        (1,316)           3,629             (3,229)
Vista Information Solutions, Inc. preferred stock                                                            600

         Provision for Income Taxes. Beginning in February 1995, the Company elected to be taxed as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is generally taxed as a pass through entity that acts as a partial conduit of income to its shareholders. In order to maintain its RIC status, the Company must, in general, derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; meet investment diversification requirements defined by the Code; and distribute to shareholders 90% of its net investment income. The Company presently intends to meet the RIC qualifications in 1998. However, the Company's Board of Directors is giving serious consideration to giving up the Company's RIC status in 1999.

         During the third quarter of 1998, the Company paid dividends of $10.1 million compared to the $6.5 million paid in the third quarter of 1997 from net investment income. As of September 30, 1998, the Company had recorded approximately $60.0 million in unrealized depreciation against loans on Credit Watch and related equity interests. Based on trends and information currently available, the Company currently expects to recognize realized losses in the fourth quarter of 1998 with respect to a significant portion of these depreciated assets. As a result of these losses, the Company anticipates that there will be no further distributions to shareholders required to be made under RIC rules for 1998, and therefore, none will be made.

         For the quarters ended September 30, 1998 and 1997, the Company provided for federal income tax at a 35% rate on undistributed realized long-term capital gains, excise taxes at a 4% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 13). For the quarters ended September 30, 1997 and 1998, the provision for income taxes totaled $(4.3) million and $(22,292), respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had $1.2 million in cash and cash equivalents. At September 30, 1998, the Company's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $7.3 million and represent an additional source of liquidity. However, the Company's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

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

         At September 30, 1998, total SBA borrowings were $101.0 million, the maximum amount of SBA loans available to an SBIC. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by the Company and can be prepaid without penalty after five years. The average interest rate on these borrowings was 6.9% as of September 30, 1998, and none of these borrowings mature prior to 2002.

         As of September 30, 1998, SII had $21.1 million outstanding under its First Union Credit Facility. The First Union Credit Facility was reduced from $125.0 million to $50.0 million at the election of the Company in October 1998 in keeping with its plan to moderate loan originations in the future. The First Union Credit Facility is secured by a lien on all of SII's assets and a pledge of SII's stock and guaranteed by the Company. In order to manage the interest rate risk associated with the variable interest rate provided for under the First Union Credit Facility, SII has entered into various hedging arrangements. The First Union Credit Facility matures on May 31, 2000. The First Union Credit Facility requires that SII obtain the lenders' consent prior to, among other things, encumbering its assets, merging or consolidating with another entity, making investments other than those permitted by the SBA, and using the net proceeds of any sale of non-core assets for a purpose other than repayment of the First Union Credit Facility. In addition, the First Union Credit Facility provides that the repayment of any amounts outstanding can be accelerated if either George M. Miller, II or David M. Resha ceases to be employed by the Company.

         The Company has also established the $200.0 million ING Credit Facility with Holland Limited Securitization, Inc., a multi-seller commercial paper conduit sponsored by ING Baring (U.S.) Capital Markets, Inc. (individually and collectively, "ING"). SFC, a wholly-owned, special purpose, bankruptcy remote subsidiary of the Company, is the borrower under the ING Credit Facility. SFC purchases loans originated by the Company and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING Credit Facility. As of January 3, 1997, the Company made an initial capital contribution to SFC of approximately $25.0 million of loans, which served as initial collateral for the ING Credit Facility. At September 30, 1998, $120.2 million was outstanding under the ING Credit Facility and $211.6 million and $219.0 million of loans and warrants at cost and fair value, respectively, had been contributed or sold to SFC by the Company and were collateralizing the ING Credit Facility. In order to manage interest rate risk associated with the variable interest rate provided for under the ING Credit Facility, the Company has entered into various hedging arrangements. The Company may borrow under the ING Credit Facility until December 31, 2001, and it expires on January 5, 2007. The ING Credit Facility is not guaranteed by the Company. However, certain actions by the Company can trigger an event of default under the ING Credit Facility, which will result in termination of further funding thereunder and the application of the collateral pledged for repayment of the amounts outstanding thereunder. In addition, the ING Credit Facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl W. Stratton are no longer employed by the Company.

         The Company believes that anticipated borrowings under the First Union Credit Facility and the ING Credit Facility, together with cash on hand, loan repayments and cash flow from operations plus realized gains on investments, will be adequate to fund the continuing growth of the Company's investment portfolio through the first or second quarter of 1999. In order to provide the funds necessary for the Company to continue its growth strategy beyond that period, the Company expects to incur, from time to time, additional short and long-term borrowings from other sources, and to issue, in public or private transactions, its equity and debt securities. In addition, the Company is considering the sale of certain non-core business assets. The availability and terms of any such borrowing, securities issuance or sale of assets will depend upon market conditions, the interest rate environment and various other conditions. There can be no assurances that such additional funding will be available on terms acceptable to the Company.

PORTFOLIO TURNOVER AND CREDIT QUALITY

         During the quarter ended September 30, 1998, the Company made loans to 43 companies totaling approximately $64.5 million and received repayments (either partial or full) from 16 companies aggregating $26.2 million. During the quarter ended September 30, 1997, the Company made loans to 60 companies totaling approximately $73.6 million and received repayments (either partial or full) from 17 companies aggregating $15.7 million. Since inception, the Company has originated $865.5 million in total loans and $200.0 million, or 23%, have been repaid. The Company cannot control prepayments of loans in its portfolio, as borrowers have the right to prepay loans made by the Company without penalty.

         The Company has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loans and other factors considered relevant. To monitor and manage the risk in the overall portfolio, management tracks, among other things, the weighted average portfolio grade. The weighted average grade was 3.26 and 3.09 at September 30, 1998 and 1997, respectively. The Company believes that weighted average grades between
2.75 and 3.25 represent the current normal range for the portfolio.

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

         As of September 30, 1998 and 1997, the Company's portfolio consisted of 18 and 21 loans, respectively, graded 4. The aggregate principal balance of loans graded 4 at September 30, 1998 and 1997, was $44.3 million and $49.0 million, respectively, which represented 7.5% and 13.0%, respectively, of the total portfolio balance at such dates. At September 30, 1998 and 1997, the Company had loans to 31 companies with an aggregate principal balance of $76.5 million, and 16 companies with an aggregate principal balance of $19.2 million, respectively, that were graded a 5 or 6, which represented 12.9% and 5.1%, respectively, of the total loan portfolio balance. At September 30, 1998, the aggregate principal balance of loans graded 4,5 or 6 as a percentage of the total loan portfolio was 20.3%, up from 18.1% at September 30, 1997.

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

         The Company believes the current percentage of grade 4 loans to be below the current normal range of variability. The Company also believes that the percentage of grade 5 and 6 loans to be above the current normal range of variability as a result of a combination of factors, including the following. The tremendous growth in the portfolio over the last two years coupled with the concept that non-performance on new loans typically come early in the life cycle of the loan has played a major part in the percentage increase. In addition, in the current credit environment, the senior lenders to certain of the Company's portfolio companies have instituted interest payment blockages to subordinated lenders such as the Company that has caused such loans to be put on the Credit Watch List when they otherwise would not have been. The Company continues to closely monitor the recent upward trend in this ratio and continues to redefine its operating model to produce higher asset quality in the future. However, no assurance can be given that the trends in total loans classified in the lower three loan categories will not continue, or that the total loans classified 5 and 6 will not continue to exceed the normal range for such loans, particularly if overall economic conditions nationally, internationally or in the Southeastern United States were to continue to deteriorate.

YEAR 2000 COMPLIANCE

         The Year 2000 issue, in general terms, is that many existing computer systems and microprocessors with date-based functions (including those in non-information technology equipment and systems) use only two digits to identify a year with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. The concern is that systems that calculate, compare or sort using the incorrect date may malfunction, and, if such malfunction is not corrected, it could cause a disruption in business operations. In an attempt to prevent such a situation, the Company has begun implementation of a Year 2000 compliance program. The Company created a Year 2000 Compliance Committee that is focusing on three primary areas of concern: the Company's information technology ("IT") and other systems, third parties and portfolio companies.

         A majority of the software used in the Company's IT systems is provided by outside vendors. The Company utilizes two primary software programs, one of which tracks its investment portfolio and one of which provides accounting functions. These programs have either been designated as Year 2000 compliant by the vendor or the Company is being provided with the appropriate upgrades to provide for Year 2000 compliance. Additionally, the Company shall either conduct its own tests for compliance or utilize third party test results. Approximately 80% of the Company's remaining vendors have provided software or software upgrades that have been designated by the software vendor as Year 2000 compliant. In addition, the Company has developed a Year 2000 contingency plan to address vendor-supplied software which does not meet the Company's Year 2000 compliance deadlines.

         The Company's non-IT systems used to conduct business at its facilities consist primarily of office equipment (other than computer and communications equipment). The Company has inventoried its non-IT systems and has contacted its office equipment vendors and landlords to determine the status of their Year 2000 readiness. The Company does not currently believe that it faces material adverse issues with respect to its non-IT systems.

         In addition, the Company has been actively communicating with third parties concerning the status of their Year 2000 readiness. These third parties include the Company's banks, vendors, landlords and suppliers of telecommunication services and other utilities. As part of the process of evaluating its options and attempting to mitigate third party risks, the Company is collecting and analyzing information from third parties.

         The Company is also investigating the impact of the Year 2000 issue on its portfolio companies. Beginning in February 1998, the Company submitted a series of questionnaires to its portfolio companies as of December 31, 1997 to determine their potential exposure to Year 2000 problems and the adequacy of their plans to address any exposure. Additionally, since January 1998, the Company has performed due diligence regarding the Year 2000 issue for all new borrowers. The Company plans to complete its evaluation of its portfolio companies by December 31, 1998. The Company will then complete any necessary follow up with those portfolio companies whom the Company believes have material exposure and inadequate contingency plans by March 31, 1999. Based upon the disclosure which has been received from the responding companies, the Company believes that companies whose loans represent approximately 90% of the portfolio have either no material exposure to Year 2000 or are finalizing their contingency plans to address such exposure.

         For the remainder of 1998 and through March 31, 1999, the Company will continue with the testing and remediation of its IT and non-IT systems and the evaluation of its third party and portfolio company Year 2000 risks, and will take further steps designed to reduce its exposure to these risks. The Company will also further develop its contingency plan for business continuation in the event of a Year 2000 systems failure. This contingency plan is based upon the Company's existing disaster recovery plan with modifications for Year 2000 risks.

         Because the Company has maintenance contracts with nearly all of its software vendors, the Company has not been required to purchase most of the software upgrades necessary to insure Year 2000 compliance. As a result, the cost of the Company's Year 2000 project is expected to be relatively minor, not exceeding $200,000. This amount includes the costs of (i) additional software,
(ii) the Company's systems professionals dedicated to achieving

Year 2000 compliance for the Company's IT systems, (iii) the costs of analyzing the Year 2000 readiness of the portfolio companies and (iv) other employee and management costs. The Company has included the cost of the Year 2000 project in its annual budgets for information technology. The Company has postponed some minor non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. The Company does not expect that this postponement will have a material effect on the Company's financial condition and results of operations.

         It is difficult to predict the effect of Year 2000 non-readiness on the business of the Company. Significant Year 2000 failures in the Company's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on the Company's financial condition and results of operations. Given the size and age of its portfolio companies and the service-based industries in which they primarily operate, the Company anticipates that few of its portfolio companies will face any material issues regarding the Year 2000. However, no assurance can be given that certain of the Company's portfolio companies will not suffer material adverse effects from Year 2000 issues, and if such adverse effects impact such companies ability to repay their loans, the Company's operating results and financial condition could be adversely effected. The Company believes that its reasonably likely worst case Year 2000 scenario is (i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's portfolio and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential credit losses or disruption cannot be determined at this time.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 13, 1998, a purported class action was filed in U.S. District Court for the Middle District of Tennessee against the Company and certain officers, directors and affiliates (Trinity Holdings Corporation v. Sirrom Capital Corporation, John A. Morris, Jr., George M. Miller, II, Carl W. Stratton, H. Hiter Harris, III and Christopher H. Williams, Case No. 3-98-0643, United States District Court for the Middle District of Tennessee, Nashville (the "Trinity Holdings Lawsuit")) alleging violations of federal securities laws related to a secondary offering of securities that was made pursuant to a Registration Statement that was declared effective on March 5, 1998, certain press releases and oral communications with analysts. The plaintiff purports to sue on its own behalf and on behalf of all persons who purchased or otherwise acquired common stock of the Company between March 5, 1998 and July 9, 1998, including all persons who purchased common stock in connection with the March 5, 1998 secondary offering. The plaintiff seeks unspecified monetary damages as well as reasonable costs and expenses.

         On September 4, 1998 and September 9, 1998, two additional purported class actions were filed in the U.S. District Court for the Middle District of Tennessee against the Company and certain officers, directors and affiliates (respectively, John Brown v. Sirrom Capital Corporation, David Resha, Christopher H. Williams, H. Hiter Harris, III, John A. Morris, Jr., George M. Miller II, and Sirrom Partners, L.P., Case No. 3-98-0826, United States District Court for the Middle District of Tennessee, Nashville (the "Brown Lawsuit") and James Hirsch v. Sirrom Capital Corporation, John A. Morris, Jr., George M. Miller, II, Carl W. Stratton, H. Hiter Harris, III, and Christopher
H. Williams, Case No. 3-98-0833, United States District Court for the Middle District of Tennessee, Nashville (the "Hirsch Lawsuit")). The allegations made in the Brown Lawsuit and the Hirsch Lawsuit are substantially similar to those made in the prior pending Trinity Holdings Lawsuit, with the exception that the plaintiff in the Brown Lawsuit purports to sue on behalf of all persons who purchased or otherwise acquired the Company's common stock between January 20, 1998 and July 10, 1998.

         The District Court has ordered that the Trinity Holdings Lawsuit, the Brown Lawsuit and the Hirsch Lawsuit be consolidated and proceed as one case. Prior to that order, the Company and the individual defendants had moved to dismiss the Trinity Holdings Lawsuit for, among other reasons, the plaintiff's failure to state a claim. Pursuant to the Court's orders, however, the plaintiffs will file one single consolidated amended class action complaint by November 30, 1998. Once that complaint is filed, the Company will respond appropriately.

         A separate purported class action was filed on the same date as the Trinity Holdings Lawsuit by Scott Orrock in the Chancery Court for Davidson County, Tennessee against Sirrom Capital Corporation and certain officers, directors and affiliates (Scott Orrock v. Sirrom Capital Corporation, David Resha, Christopher H. Williams, H. Hiter Harris, III, John A. Morris, Jr., George M. Miller, II and Sirrom Partners, L.P., Docket No. 98-2103-111, Chancery Court, Davidson County, Tennessee (the "Orrock Lawsuit")), alleging violations of state securities laws in connection with the March 5, 1998 secondary offering, certain periodic reports filed with the Securities and Exchange Commission, certain press releases and oral communications with analysts. The plaintiff purports to sue on his own behalf and on behalf of all persons who purchased common stock of the Company between January 20, 1998 and July 10, 1998. The plaintiff, who has been joined by another intervening plaintiff, seeks unspecified monetary damages with interest, reasonable costs and expenses, and equitable relief. The Company and the individual defendants have filed a motion to dismiss the Orrock Lawsuit. That motion has not yet been set for hearing before the Chancellor.

        The Company believes that these actions are without merit and it will continue to vigorously defend the claims brought against it and the individual defendants. The Company is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense. The Company does not believe that these actions will have a material adverse effect on the operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         Exhibit 3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the Commission on April 30, 1998)

         Exhibit 3.2 Bylaws of the Company (incorporated by reference to exhibit b. contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

         Exhibit 4.1 Instruments defining rights of holders of securities: See Paragraph 6 of the Company's Amended and Restated Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1996, filed with the Commission on November 14, 1996)

         Exhibit 10.1 Fifth Amendment to Fourth Amended and Restated Loan Agreement dated as of October 8, 1998 by and among SII, the Company, the lenders to the First Union Credit Facility and First Union National Bank.

         Exhibit 27       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIRROM CAPITAL CORPORATION

Date: November 13, 1998                     By: /s/ Carl W. Stratton
                                               -----------------------------
                                                 Carl W. Stratton
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

Exhibit 10.1               Fifth Amendment to Fourth Amended and Restated Loan Agreement
                           dated as of October 8, 1998 by and among SII, the Company, the lenders to the First Union Credit Facility and First Union
                           National Bank.

Exhibit 27                 Financial Data Schedule (for SEC use only)