Form 10-K
period 1998-12-31
SIRROM CAPITAL CORP
filed 1999-02-19
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

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

On February 5, 1999, the aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant was approximately $249,317,560 based upon a closing price of the Registrant's common stock of $8.00 on that date and assuming executive officers and directors of the Registrant are affiliates. On February 5, 1999, there were 37,229,196 shares of the Registrant's common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV.

PART I

ITEM 1. BUSINESS OF SIRROM

         Sirrom Capital Corporation ("Sirrom") was incorporated in Tennessee in November 1994 and is a non-diversified, closed-end investment company that has elected to be treated as a business development company under the 1940 Act. Sirrom's principal executive offices are located at 500 Church Street, Suite 200, Nashville, Tennessee 37219, and its telephone number is (615) 256-0701. Sirrom's predecessor was organized in 1991. In August 1996, Sirrom transferred its small business investment company ("SBIC") operations under the Small Business Investment Act of 1958, as amended, including its SBIC license, assets and liabilities to Sirrom Investments, Inc. ("SII"), its wholly-owned subsidiary. In December 1996, Sirrom formed Sirrom Funding Corporation ("SFC"), a special purpose, bankruptcy remote subsidiary, as the borrower under its $200 million five year revolving credit facility with ING Baring (U.S.) Capital Markets, Inc.

BUSINESS

         Sirrom is a specialty finance company that primarily makes loans to small businesses. Sirrom believes the market for small commercial loans is underserved by traditional lending sources and that competitors generally are burdened with an overhead and administrative structure that keeps them from effectively competing in this market. At December 31, 1998, Sirrom had loans outstanding with a fair value of $477.1 million to 233 companies in a variety of industries located in 34 states, Washington, D.C., and Canada. The average rate of interest on these loans was 13.25%. The fair values of Sirrom's loan portfolio at December 31, 1996 and 1997 were $221.5 million and $412.0 million, respectively. Sirrom's strategic objective is to provide financial and other services to small and medium sized growth businesses. Sirrom traditionally has focused and will continue to focus on making loans with equity features to borrowers that Sirrom believes have the following characteristics: the potential for growth and a viable exit strategy, experienced management with their net worth at stake, a favorable industry outlook, adequate liquidity or sophisticated outside equity investors, sufficient enterprise value and profitable operations. To develop new lending opportunities, Sirrom markets to a large referral network comprised of venture capitalists, investment bankers, attorneys, accountants, other debt providers and business brokers.

         Generally, Sirrom's investments are structured as loans that initially range from $500,000 to $5.0 million in size. These loans are accompanied by warrants to acquire equity securities of the borrower. The warrants usually have a nominal exercise price, for example, $.01 per share. Typically, the borrowers secure the loan with substantially all their assets. The loans also are generally senior to the investments of sophisticated equity investors in the borrowers. The personal guaranty of the borrower's major shareholder or other collateral support may also be required. The debt securities issued to evidence Sirrom's loans usually have a fixed interest rate and a five year maturity. In most cases, the loans are structured to require the payment of interest only on a monthly basis, with a single payment of principal at maturity. Sirrom typically charges borrowers a processing fee of approximately 2.0% to 3.0% of the amount of each loan. Unlike most lenders, Sirrom does not impose prepayment penalties on borrowers that repay loans before maturity. Instead, Sirrom's warrants typically contain a "ratchet" provision that increases Sirrom's equity position by one to three percentage points per year until all of the loan is repaid. Although Sirrom's loans provide for a five-year maturity, the warrant "ratchet" may encourage borrowers to repay loans as soon as possible. Sirrom benefits from the repayments because of the direct relationship that exists between Sirrom's ability to generate asset turnover (i.e., redeployment of capital) and return on equity to shareholders.

         To complement its United States operations, Sirrom entered into a joint venture agreement to make secured loans with warrants to small private companies located in Canada with The Toronto-Dominion Bank ("TD"). Sirrom has committed to make up to $100 million Canadian dollars of loans to Canadian companies, and TD has committed to make $150 million Canadian dollars of loans. The parties have created a Canadian corporation, SCC Canada Inc. ("SCC Canada"), 60% of which is owned by TD and 40% of which is owned by Sirrom. SCC Canada, located in Toronto, Canada, serves as the originator and servicer of loans. In its capacity as originator, SCC Canada identifies potential loan investments and collects a processing fee when the loan is funded. SCC Canada also services each loan and collects a servicing fee from TD and Sirrom. SCC Canada does not have the ability to contractually bind Sirrom or TD and does not fund the loans with its own capital. The loans themselves are funded directly to the borrowers from TD and Sirrom, and Sirrom and TD individually approve their respective loans to each borrower identified by SCC Canada. SCC Canada targets borrowers that have characteristics similar to Sirrom's U.S. borrowers.

         Until October 1998, Sirrom also made debt and preferred stock investments in public companies under the name Tandem Capital. The target market for these investments was micro-cap companies with revenues typically ranging from $20 million to $100 million. The typical investment ranged from $3 million to $10 million and was structured to provide a current yield, as well as an equity component, for example, a loan with warrants, convertible debt, or convertible preferred stock. The typical investment also was not secured by collateral and subordinate to existing lenders. Sirrom marketed this product in part through its existing referral network under the name Tandem Capital, although the investments were funded by Sirrom. Sirrom did not leverage Tandem's investments because the relative youth of the portfolio and lack of diversification made it difficult to obtain debt financing on acceptable terms. Given the capital constraints experienced by Sirrom at the end of the third quarter of 1998 and its inability to leverage these assets, in October 1998 Sirrom discontinued further Tandem Capital originations.

         In August 1996, Sirrom acquired Harris Williams. Harris Williams is a merger and acquisition advisory firm that currently focuses exclusively on providing advisory services to small and medium sized companies throughout the United States that are similar in size to Sirrom's portfolio companies. Harris Williams' clients have included divisions of large companies, portfolio companies of professional investor groups, and privately owned businesses. The typical Harris Williams engagement includes a monthly retainer and a success fee paid only if the transaction closes. The firm has consistently grown since inception with pre-tax income increasing from $207,000 for the year ended December 31, 1993 to $3.8 million for the year ended December 31, 1998. The number of professionals has also increased from two to 30 at the present time.

MERGER OF SIRROM

         On January 6, 1999, Sirrom entered into an Agreement and Plan of Merger, dated as of January 6, 1999 (the "Merger Agreement"), by and among The FINOVA Group Inc., a Delaware corporation ("FINOVA"), FINOVA Newco Inc., a Delaware corporation and newly formed wholly-owned subsidiary of FINOVA ("Merger Sub"), and Sirrom. Pursuant to and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Sirrom (the "Merger'), with Sirrom continuing as the surviving corporation. As a result of the Merger, Sirrom will become a wholly-owned subsidiary of FINOVA. At the Effective Time (as defined in the Merger Agreement), each issued and outstanding share of common stock of Sirrom (the "Common Stock"), will be converted into the right to receive .1634 shares (the "Exchange Ratio") of common stock of FINOVA. If the Effective Time of the Merger is after June 1, 1999, the Exchange Ratio would increase by .0005 shares. In addition, if Sirrom has entered into a binding agreement for the settlement of securities class action litigation, the cost of which to Sirrom is less than $10,000,000, the Exchange Ratio would also increase, as specified in the Merger Agreement. Sirrom has the right to terminate the Merger Agreement if the average closing price of FINOVA Common Stock for the ten days ending approximately five days before the Effective Time is below $40.6875 and the decline in average closing price exceeds by more than 10% the percentage decline in the Standard & Poor's Financial Index.

         In connection with the execution of the Merger Agreement, each director of Sirrom and Sirrom Partners, L.P. (the "Shareholders") entered into a Voting Agreement with FINOVA, dated as of January 6, 1999, (the "Voting Agreement"), pursuant to which the Shareholders agreed to vote their shares of Sirrom Common Stock for the approval of the Merger Agreement and all other transactions contemplated by the Merger Agreement.

         The Merger is also subject to certain other conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by Sirrom's shareholders.

SELECTION OF LOAN AND INVESTMENT OPPORTUNITIES

         Since inception, Sirrom has identified common characteristics of borrowers that it believes will create a strong small business portfolio. During the second half of 1998, Sirrom redefined its operating model and its underwriting criteria in an effort to strengthen its portfolio. Although the criteria listed below may not be applied in every instance and their importance may vary depending on the relevant circumstances, these criteria generally are applied in Sirrom's investment decisions.

Viable Exit Strategy With Adequate Internal Rate of Return

         Before making an investment, Sirrom analyzes the potential for the borrower to repay its loan and experience a liquidity event that would allow Sirrom to realize a gain on its equity position. Liquidity events include:

         -   an initial public offering;

         -   a sale of the borrower;

         - a repurchase by the borrower of Sirrom's equity position from cash flow; or

         -   a refinancing by a bank or asset-based lender.

         Sirrom typically targets at least a 20% internal rate of return on its investments. Sirrom seeks to achieve this rate of return through a combination of interest, processing fees and a return on the warrants.

Professional Management With Net Worth at Stake

         Sirrom seeks to identify potential borrowers with experienced management teams that have a significant ownership interest in the borrower. These management teams should include a chief executive officer and chief financial officer who Sirrom believes demonstrate the ability to accomplish the objectives set forth in the borrower's business plan.

Favorable Industry Outlook

         Sirrom focuses on companies in industries which it believes have a favorable outlook and a relatively high degree of resistance to economic downturns.

Adequate Liquidity or Sophisticated Equity Investors

         Sirrom seeks to invest in companies with sufficient liquidity for the foreseeable future. In the absence of that, Sirrom requires sophisticated equity investors whose equity positions are subordinate to the debt securities of Sirrom. Sirrom believes these investors allow Sirrom to maximize its resources because they enhance Sirrom's due diligence process and the borrower's financial sophistication, and typically provide increased controls and a source of potential additional follow-on capital. The interest and support of sophisticated equity investors tends to increase Sirrom's confidence in the borrower, its management team and the potential long-term value of the borrower's business.

Sufficient Value to Cover Loan

         The liquidation value of the borrower, as well as assets securing the loans, are also typically important components in Sirrom's credit decision. Valuations include:

         - hard assets, like accounts receivable, inventory and property, plant and equipment;

         - intangibles, like customer lists, networks, databases and recurring revenue streams; and

         -   enterprise value.

Profitable Operations

         Sirrom focuses on portfolio companies with positive earnings from operations before interest, depreciation and amortization. Sirrom does not typically lend to start-up companies.

LOAN REPAYMENT; VALUATION AND REALIZATION OF EQUITY INVESTMENTS

         When making investments in small businesses, Sirrom intends for the loans to be repaid within five years and the equity portion of the investments to be liquidated for cash within five to ten years. If an investment is successful, the loan has been repaid with interest, and Sirrom may be able to realize a gain on the corresponding equity security. Although Sirrom expects to dispose of an equity investment after a certain time, it may hold equity securities for a longer period. From Sirrom's inception through December 31, 1998, $901.0 million of loans have been originated and $220.2 million, or 24.4% have been repaid.

         Each loan Sirrom makes generally has a related five-year warrant to buy some of the borrower's common stock. These warrants are exercisable at a nominal price, usually $.01 per share, and typically represent 3% to 15% of a borrower's common stock outstanding on a fully diluted basis. The warrants are generally structured to provide both registration rights that entitle Sirrom to sell the borrower's equity securities in a public offering, and a put option that requires the borrower to repurchase the warrant after five years at the fair market value of the shares issuable. As of December 31, 1998, Sirrom had stock positions in 11 publicly traded companies that had a market value of $3.8 million on that date. Under Sirrom's valuation policy, these securities were carried at a fair value of $3.4 million at December 31, 1998. In addition, at that date, Sirrom owned common stock and preferred stock investments in 22 non-public companies and owned non-traded equity interests in 7 public companies with a fair value of $39.8 million. Sirrom has also converted many equity positions to cash since inception with gains approximating $64.7 million. At December 31, 1998, Sirrom held warrant positions in 23 public companies that it carried on its books at a fair value of $4.4 million and warrants in approximately 220 private companies that it carried at a fair value of $35.2 million. The fair value of Sirrom's loans and investments is determined in good faith by the Sirrom board under

Sirrom's valuation policy. See Note 2 of the Notes to the Consolidated Financial Statements.

DELINQUENCY AND COLLECTIONS

     When a borrower fails to make a required payment by the tenth of the month, Sirrom's Treasurer notifies the borrower by telephone and discusses with the borrower the expected timing of the payment. If the payment is delinquent more than 30 days, the Chief Operating Officer and responsible portfolio manager jointly determine an appropriate course of action on the account, which could include transferring responsibility for the loan to Sirrom's workout area. When a loan reaches 60 days past due, Sirrom normally stops accruing interest. All loans over 60 days past due become the responsibility of Sirrom's workout group. Management determines the most appropriate approach under the circumstances for protecting its interest in a defaulted loan, which may involve, among other things, the sale of the borrower or foreclosure proceedings.

     At December 31, 1998, Sirrom had loans to 31 companies with an aggregate principal balance of $69.2 million that were graded a 5 or 6 and that were not accruing interest. Based on the particular circumstances involved, the Sirrom board estimated the aggregate fair value of these loans to be $18.9 million. Therefore, Sirrom provided for unrealized depreciation from original cost of $49.3 million on these loans after accounting for the original issue discount on these loans of $1.1 million.

TEMPORARY INVESTMENTS

     If any of Sirrom's cash is not invested in the types of securities described above, Sirrom will invest in one or a combination of the following:

     - federal government or agency issued or guaranteed securities that mature in 15 months or less;

     - repurchase agreements with banks whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), an "insured bank," with maturities of seven days or less, the underlying instruments of which are securities issued or guaranteed by the federal government;

     - certificates of deposit in an insured bank with maturities of one year or less, up to the amount of the deposit insurance;

     - deposit accounts in an insured bank subject to related withdrawal restrictions of one year or less, up to the amount of deposit insurance;

     - certificates of deposit or deposit accounts in an insured bank in amounts in excess of the insured amount if the insured bank is deemed "well-capitalized" by the FDIC; and

     - high quality debt securities maturing in one year or less from the time of investment in the high quality debt securities.

OPERATIONS

Background

     In October 1998, Sirrom implemented its redefined operating model to increase the human resources allocated to each investment and separate the origination function from the credit function. Under the revised model, newly-titled "investment managers" focus primarily on origination, while portfolio managers focus primarily on underwriting and monitoring of the portfolio. Investment managers report to a Regional Manager, while portfolio managers report to the Senior Portfolio Manager. Two Regional Managers and the Senior Portfolio Manager report to the Chief Operating Officer. Prior to October 1998, a portfolio manager was responsible for the origination, underwriting, business due diligence, closing and servicing of an investment. All portfolio managers reported to a Regional Manager who, in turn, reported to the Chief Operating Officer. Credit decisions were made within that single reporting line and, depending on the size or nature of the investment, the Loan Approval Committee or Special Investment Committee.

Marketing

     Sirrom is headquartered in Nashville, Tennessee, from which 14 of its 19 investment managers and portfolio managers operate. Sirrom also has a West Coast office located in San Francisco, California, from which 5 of its investment managers and portfolio managers operate.

     To originate loans, the investment managers use an extensive referral network of investment bankers, venture capitalists, attorneys, accountants, other debt providers and business brokers. An investment manager typically receives at least ten financing requests per month from these sources.

Loan Approval Process

     Sirrom's investment managers identify potential borrowers by reviewing financing requests and informational packages. After identifying applicants meeting Sirrom's investment criteria, the investment manager, in conjunction with a portfolio manager, selects applicants that merit additional consideration. See "-- Selection of Loan and Investment Opportunities." If after preliminary investigation and analysis, the investment manager and portfolio manager conclude that an investment would be attractive, they submit a non-binding, preliminary term sheet to the prospective borrower. When Sirrom and the prospective borrower agree on terms, the prospective borrower pays Sirrom a portion, typically one-half, of Sirrom's processing fee. The investment manager and portfolio manager then conduct a more thorough investigation and analysis, referred to as "due diligence," of the applicant. The due diligence process usually includes on-site visits, review of historical and prospective financial information, interviews with management, employees, customers and vendors of the applicant, background checks and research on the applicant's product, service or particular industry.

     When due diligence is finished, the portfolio manager completes a standard borrower profile that summarizes the borrower's historical financial statements, its industry and management team, and its conformity to Sirrom's investment criteria. The portfolio manager and investment manager then present the profile, along with his or her due diligence findings, to the Regional Manager and Senior Portfolio Manager. The Regional Manager and Senior Portfolio Manager have the joint authority to approve new loans and investments aggregating up to $2 million. The loans are then ratified by a Loan Approval Committee presently comprised of the Chief Operating Officer, Chief Financial Officer and Senior Portfolio Manager. New loans and investments aggregating between $2 million and up to and including $3 million must be approved by the Regional Manager, Senior Portfolio Manager and the Chief Operating Officer, and ratified by the Loan Approval Committee. New loans and investments aggregating in excess of $3 million must be approved, in advance, by the Loan Approval Committee.

Special Investment Committee

     As part of its operating model changes, Sirrom established the Special Investment Committee in August 1998. This committee separately approves all additional investments in, and maturity extensions of loans to, existing portfolio companies. It also reviews valuations and risk ratings of all loans risk rated 4, 5 or 6 on a monthly basis. The Special Investment Committee is comprised of the Chief Operating Officer, Chief Financial Officer, Senior Portfolio Manager and the Senior Special Assets Officer.

Loan Grading

     Sirrom has implemented a system to grade all loans on a scale of 1 to 6. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors considered relevant. Loans graded 1 involve the least amount of risk in Sirrom's portfolio, while loans graded 6 involve an unacceptable level of risk with substantial probability of loss. For more information regarding Sirrom's loan grading practices see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Portfolio Turnover and Credit Quality."

Loan Portfolio

     During the year ended December 31, 1998, Sirrom originated loans to 178 companies, including 89 new borrowers, in the aggregate principal amount of approximately $301.8 million, in various industries. During the same period, Sirrom realized $5.5 million in net equity gains and realized approximately $66.9 million in loan and other losses. The following table sets forth the amount of Sirrom's loans originated and repaid for the periods indicated, as well as realized gains and realized losses.


                                        -------------------------------------------------------------
                                          1994        1995         1996          1997         1998
                                        --------    --------     --------      --------      --------
                                                             (DOLLARS IN THOUSANDS)
Loans originated...................     $ 40,785    $101,505     $131,962      $282,352      $301,765
Loans repaid.......................        7,585      14,414       32,630        67,743        94,931
Loans converted to equity                  2,450       3,806        8,695         7,076(1)      9,027
 (net).............................
Realized losses on loans
 and other investments.............        1,155       1,500        2,048        12,771        66,918
Net realized gains on
 equity investments................          617       3,220       11,511        23,493         5,484

-----------

(1) Loans converted to equity in 1997 includes $2.1 million of loans converted into publicly traded securities upon the sale of two portfolio companies to public companies.

     The table below sets forth, as of December 31, 1998, the 34 states and other locations in which Sirrom's borrowers maintain their principal place of business, the number of borrowers and the percent of total loan principal balance outstanding to borrowers located in those states.


                                                                      % OF TOTAL
                                                                    LOAN PRINCIPAL         NUMBER OF
                        STATE                                    BALANCE OUTSTANDING       BORROWERS
-----------------------------------------------------            -------------------       ---------
Alabama..............................................                     0.8 %                  3
California...........................................                    15.7                   29
Colorado.............................................                     1.8                    4
Connecticut..........................................                     0.8                    2
Florida..............................................                     9.2                   21
Georgia..............................................                     6.6                   17
Illinois.............................................                     3.1                    7
Indiana..............................................                     0.8                    2
Kansas...............................................                     0.9                    2
Kentucky.............................................                     3.8                    7
Maryland.............................................                     2.9                    6
Massachusetts........................................                     2.5                    6
Minnesota............................................                     1.9                    3
Missouri.............................................                     1.8                    2
North Carolina.......................................                     4.3                   11

                                                                      % OF TOTAL
                                                                    LOAN PRINCIPAL         NUMBER OF
                        STATE                                    BALANCE OUTSTANDING       BORROWERS
-----------------------------------------------------            -------------------       ---------
New Jersey...........................................                       1.1                  4
New York.............................................                       2.1                  5
Ohio.................................................                       2.6                  8
Oklahoma.............................................                       1.4                  2
Pennsylvania.........................................                       2.7                  5
Tennessee............................................                       5.8                 13
Texas................................................                      12.2                 27
Virginia.............................................                       4.2                  7
Washington...........................................                       1.4                  3
Wisconsin............................................                       1.0                  2
*Other locations.....................................                       8.6                 35
                                                                 -------------------       ---------
TOTAL................................................                     100.0 %              233
                                                                 ===================       =========

-----------
* The other states in which Sirrom has only a single borrower are Arizona, Delaware, Hawaii, Idaho, Iowa, Maine, Michigan, South Carolina and Utah. Sirrom also has 1 borrower in Washington, D.C. and 25 borrowers in Canada representing 0.9% and 3.9%, respectively, of the total loan principal balance outstanding.

CUSTODIAL SERVICES

         Pursuant to a Custodial Services Agreement, First American National Bank (Trust Department) acts as the custodian of all of Sirrom's and SII's portfolio assets under the 1940 Act and, for SII's portfolio assets, under SBA Regulations.

COMPETITION

         Sirrom's principal competitors include financial institutions, venture capital firms and other nontraditional lenders. Many of these entities have greater financial and managerial resources than Sirrom. Sirrom believes that the quality of its service, its reputation and the timely credit analysis and decision-making processes it follows allow it to compete effectively with these entities. To a significantly lesser degree, Sirrom believes that the interest rates, maturities and payment schedules it offers on the loans to borrowers further allow it to compete effectively.

EMPLOYEES

         Sirrom currently has 101 employees, including 37 employees of Harris Williams. Sirrom believes its relations with its employees are excellent.

SIRROM'S OPERATIONS AS A BUSINESS DEVELOPMENT COMPANY

         As a business development company, Sirrom may not acquire any asset other than qualifying assets (as described below) unless, at the time of the acquisition, qualifying assets represent at least 70% of the value of Sirrom's total assets. The principal categories of qualifying assets relevant to Sirrom's business are the following:

     - Securities purchased from an issuer that is an eligible portfolio company in transactions not involving any public offering. An eligible portfolio company is defined as any issuer that (1) is organized and has its principal place of business in the United States, (2) is not an investment company other than a SBIC wholly owned by the business development company and (3) does not have any class of publicly traded securities for which a broker may extend margin credit.

     - Securities received in exchange for or distributed for securities described above, or pursuant to the exercise of options, warrants or rights relating to those securities.

     - Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

     Sirrom may not change the nature of its business so as to cease to be, or withdraw its election as, a business development company unless authorized by vote of a majority of the outstanding shares of Sirrom common stock. Since Sirrom made its business development company election, it has not made any substantial change in its structure or in the nature of its business.

     Sirrom is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Sirrom common stock if its asset coverage of any senior security (as defined in the 1940 Act) is at least 200% immediately after each issuance. Asset coverage means the ratio that the value of Sirrom's total assets, less all liabilities and indebtedness not represented by senior securities, bears to the total amount of senior securities representing indebtedness of Sirrom plus the total involuntary liquidation preference of any of these senior securities which are stock. Debt securities issued to the SBA are not subject to this asset coverage test. In connection with the transfer of its SBIC operations to SII and the formation of SFC, Sirrom obtained exemptive relief from the SEC from some provisions of the 1940 Act. Accordingly, Sirrom, SII and SFC may each incur indebtedness so long as after incurring indebtedness Sirrom, individually, and Sirrom and each of its investment company subsidiaries on a consolidated basis, meets the 200% asset coverage test. In addition, while senior securities are outstanding, provisions must be made to prohibit any distribution to shareholders or the repurchase of the senior securities or shares unless Sirrom meets the applicable asset coverage ratios at the time of the distribution or repurchase. Sirrom may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes.

ITEM 2. PROPERTIES

     Sirrom does not own any properties and leases 13,262 square feet of office space in Nashville pursuant to a five year lease, 8,159 square feet of office space in San Francisco pursuant to a 10 year lease.

ITEM 3. LEGAL PROCEEDINGS

     On July 13, 1998, a purported class action was filed in U.S. District Court for the Middle District of Tennessee against Sirrom and certain officers, directors and affiliates. This lawsuit is captioned Trinity Holdings Corporation
v. Sirrom Capital Corporation, John A. Morris, Jr., George M. Miller, II, Carl
W. Stratton, H. Hiter Harris, III and Christopher H. Williams, Case No. 3-98-0643, United States District Court for the Middle District of Tennessee, Nashville (the "Trinity Holdings Lawsuit). The Trinity Holdings Lawsuit alleges violations of federal securities laws related to a secondary offering of securities that was made under a registration statement that was declared effective on March 5, 1998, certain press releases and oral communications with analysts. The plaintiff purports to sue on its own behalf and on behalf of all persons who acquired Sirrom common stock between March 5, 1998 and July 9, 1998, including all persons who purchased Sirrom common stock in connection with the March 5, 1998 secondary offering. The plaintiff seeks unspecified monetary damages as well as reasonable costs and expenses.

     On September 4, 1998 and September 9, 1998, two additional purported class actions were filed in the U.S. District Court for the Middle District of Tennessee against Sirrom and certain officers, directors and affiliates. These lawsuits are captioned John Brown v. Sirrom Capital Corporation, David Resha,

Christopher H. Williams, H. Hiter Harris, III, John A. Morris, Jr., George M. Miller II, and Sirrom Partners, L.P., Case No. 3-98-0826, United States District Court for the Middle District of Tennessee, Nashville (the "Brown Lawsuit"), and James Hirsch v. Sirrom Capital Corporation, John A. Morris, Jr., George M. Miller, II, Carl W. Stratton, H. Hiter Harris, III, and Christopher H. Williams, Case No. 3-98-0833, United States District Court for the Middle District of Tennessee, Nashville (the "Hirsch Lawsuit"), respectively. The allegations made in the Brown Lawsuit and the Hirsch Lawsuit are substantially similar to those made in the Trinity Holdings Lawsuit, with the exception that the plaintiff in the Brown Lawsuit purports to sue on behalf of all persons who acquired Sirrom common stock between January 20, 1998 and July 10, 1998. The plaintiffs seek monetary damages.

     The District Court has ordered that the Trinity Holdings Lawsuit, the Brown Lawsuit and the Hirsch Lawsuit be consolidated and proceed as one case. Before the order, Sirrom and the individual defendants had moved to dismiss the Trinity Holdings Lawsuit for, among other reasons, the plaintiff's failure to state a claim. Pursuant to the Court's consolidation order, on December 14, 1998, the Plaintiffs filed a single, Consolidated Amended Class Action Complaint. In this amended complaint, Plaintiffs allege generally the same violations of federal securities laws as alleged in the original Trinity Holdings, Brown and Hirsch complaints. The amended complaint, however, also contains the additional allegation that Sirrom's accounting for its loans violates GAAP, and asserts a class action on behalf of all persons who acquired Sirrom's stock between January 20, 1998 and July 10, 1998. Pursuant to the Court's consolidation order, Sirrom filed a motion to dismiss the amended complaint on February 8, 1999.

     A separate purported class action was filed on the same date as the Trinity Holdings Lawsuit by Scott Orrock in the Chancery Court for Davidson County, Tennessee against Sirrom and certain officers, directors and affiliates. This lawsuit is captioned Scott Orrock v. Sirrom Capital Corporation, David Resha, Christopher H. Williams, H. Hiter Harris, III, John A. Morris, Jr., George M. Miller, II and Sirrom Partners, L.P., Docket No. 98-2103, 111, Chancery Court, Davidson County, Tennessee (the "Orrock Lawsuit"). The Orrock Lawsuit alleges violations of state securities laws in connection with the March 5, 1998 secondary offering, certain periodic reports filed with the SEC, certain press releases and oral communications with analysts. The plaintiff purports to sue on his own behalf and on behalf of all persons who purchased Sirrom common stock between January 20, 1998 and July 10, 1998. The plaintiff, who has been joined by another intervening plaintiff, seeks unspecified monetary damages with interest, reasonable costs and expenses, and equitable relief. Sirrom and the individual defendants have filed a motion to dismiss the Orrock Lawsuit. That motion has not yet been set for a hearing before the Chancellor.

     Sirrom believes that these actions are without merit, and it will continue to vigorously defend the claims brought against it and the individual defendants. Sirrom is unable, however, to predict the outcome of these lawsuits or the costs to be incurred in defending them. Sirrom does not believe that these actions will have a material adverse effect on the operations of Sirrom.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET PRICE

     Sirrom historically has elected to be treated as a regulated investment company (a "RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, Sirrom was required to distribute at least 90% of its net operating income and net realized short-term capital gains, if any, to its shareholders and did so on a quarterly basis. As a result of realized losses recorded during 1998, Sirrom was not required to pay additional dividends in the third and fourth quarters of 1998 and therefore did not declare any dividends. Sirrom will not elect RIC status for 1999 and does not currently anticipate paying dividends for the foreseeable future. Pursuant to the Reinvestment Plan, a shareholder whose shares are registered in his own name can elect to have all or a portion of any dividends reinvested in additional shares of Common Stock by the Reinvestment Plan Administrator, by letter to Sirrom received prior to the corresponding dividend declaration date.

     The Common Stock is listed on the NYSE under the symbol SIR. Prior to January 7, 1998, the Common Stock was quoted on the Nasdaq National Market under the symbol SROM. On February 5, 1999, the last reported sale price of the Common Stock was $8.00 per share. Sirrom presently has approximately 230 holders of record and approximately 9,000 beneficial owners. The following table sets forth the range of high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market and The New York Stock Exchange. The information contained in the chart below reflects the two-for-one stock split effective January 30, 1998.

                                               CLOSING
                                             SALE PRICE
                                             ----------                DIVIDEND
                                       HIGH               LOW          DECLARED
                                       ----               ---          --------
1997
  First Quarter                         21   5/8           17   3/8    $   .20
  Second Quarter                        20                 13 31/32        .21
  Third Quarter                         26  1/16           17              .24
  Fourth Quarter                        27   7/8           21   1/4        .43(1)

1998
  First Quarter                         32   3/8           23 1/2          .25
  Second Quarter                        34  1/16           21 1/2          .27
  Third Quarter                         26   1/4            3 9/16           -
  Fourth Quarter                         6                  2 1/2            -

(1) Includes $.18 per share annual capital gain dividend declared in December 1997.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of Sirrom, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Sirrom's Financial Statements and Notes thereto included elsewhere in this Report. The selected financial data set forth below as of and for each of the five years in the period ended December 31, 1998, have been derived, in part, from the financial statements of Sirrom which have been audited by Arthur Andersen LLP, independent public accountants, whose report for each of the three years in the period ended December 31, 1998, is included elsewhere in this Report.


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                         1994               1995               1996               1997               1998
                                         ----               ----               ----               ----               ----
                                                           (Dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Operating income:
 Interest on investments             $      7,337     $     13,452        $     24,395        $     41,297        $     63,478
 Loan processing and other fees               901            1,900               3,166               6,989               7,200
 Other income                                  --              223                 119                  61                  34
                                     ------------     ------------        ------------        ------------        ------------
   Total operating income                   8,238           15,575              27,680              48,347              70,713
Operating expenses:
 Interest expense                           3,124            4,771               8,342               9,797              17,295
 Salaries and benefits                         --            1,082               2,994               5,001               8,446
 Management fees                            1,073               --                  --                  --                  --
 Other operating expenses                     122            1,412               1,942               3,349               6,201
 State income tax on interest                 457              109                  --                  --                  --
 Amortization expense                         118              208                 543                 865               1,196
                                     ------------     ------------        ------------        ------------        ------------
 Total operating expenses                   4,894            7,582              13,821              19,012              33,138
                                     ------------     ------------        ------------        ------------        ------------
 Pretax income of unconsolidated
   subsidiary                                 553              812               3,264               3,699               3,831
                                     ------------     ------------        ------------        ------------        ------------
 Net operating income                       3,897            8,805              17,123              33,034              41,405
 Realized gain (loss) on
   investments                               (538)           1,759               9,463              10,722             (61,434)
 Change in unrealized
   appreciation (depreciation) of
   investments                              3,356            4,693               2,580              (1,612)            (55,336)
 Provision for income taxes                    --           (1,020)             (4,270)               (838)             (1,132)
                                     ------------     ------------        ------------        ------------        ------------
 Net increase in partners'
   capital and shareholders'
   equity resulting from
   operations                        $      6,715     $     14,237        $     24,896        $     41,306        $    (76,497)
                                     ============     ============        ============        ============        ============
Per share:
Pretax operating income(1)           $        .42     $        .55        $        .74        $       1.04        $       1.10(2)
 Net increase in partners'
   capital and shareholders'
   equity resulting from
   operations(1)
   Basic                                      .64              .90                1.11                1.37               (2.12)
   Diluted                                    .64              .89                1.08                1.30               (2.12)
Dividends(1)                                   --              .44(3)              .59(3)             1.08(3)              .52
Diluted weighted average shares
   outstanding(1)                      10,444,000       15,979,000          23,110,000          31,658,000          36,057,000

                                                      Year Ended December 31,
                                                      -----------------------
                                    1994       1995         1996          1997        1998
                                    ----       ----         ----          ----        ----
                                        (Dollars in thousands, except per share data)
OPERATING STATISTICS:
 Number of portfolio companies
   with loans outstanding at
   period end                          57           91          122          195          233
 Number of new portfolio
   companies                           25           44           48          102           88
 Principal amount of loans
   originated                     $40,785     $101,505     $131,962     $282,352     $301,765
 Principal amount of loan
   repayments                     $ 7,585     $ 14,414     $ 32,630     $ 67,743     $ 94,931
 Loan portfolio at period end     $72,336     $144,855     $221,487     $412,005     $477,064
Net interest spread at period
   end(4)                            5.5%         5.8%         5.9%         5.6%         4.9%


                                                             DECEMBER 31,
                                                             ------------
                                     1994          1995           1996           1997           1998
                                     ----          ----           ----           ----           ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash and cash
    equivalents                     $   137      $    195       $  4,612       $  3,025       $  2,416
  Loans                              72,336       144,855        221,487        412,005        477,064
  Equity interests                    7,577        15,912         34,966         55,211         43,160
  Warrants                            7,549        11,513         15,894         24,543         39,648
  Total assets                       91,804       177,870        288,013        509,236        581,774
  Revolving credit
    facilities                        6,389        13,200         30,858        124,250        149,023
  Debentures payable to
    SBA                              51,000        73,260         90,000         90,000        101,000
  Total shareholders'
    equity                           33,218        89,186        158,621        281,969        324,999

(1) On January 5, 1998, Sirrom announced a two-for-one stock split effective January 30, 1998. All information contained herein reflects such stock split.

(2) The computation of pre-tax operating income per share for 1998, was based on diluted weighted average outstanding shares of 37,750,000, while the computation of net decrease in shareholders' equity from operations per share-diluted for 1998 was based on diluted weighted average outstanding shares of 36,057,000. The effect of 1,693,000 options was not included in the computation of net decrease in shareholders' equity from operations per share-diluted because the effect would be anti-dilutive.

(3) For the year ended December 31, 1995, includes $.13 per share in dividends declared and paid in the first quarter of 1996 related to 1995 earnings and, with respect to the year ended December 31, 1996, includes $.18 in dividends declared and paid in the first quarter of 1997 related to 1996 earnings and excludes the $.13 per share in dividends paid in the first quarter of 1996 related to 1995 earnings. For the year ended December 31, 1997, includes $.43 per share in dividends paid or to be paid in the first quarter of 1998 related to 1997 earnings and excludes the $.18 per share in dividends paid in the first quarter of 1997 related to 1996 earnings. For the year ended December 31, 1998, excludes $.43 per share in dividends paid in the first quarter of 1998 related to 1997 earnings.

(4) Net interest spread represents the weighted average gross yield on Sirrom's interest bearing investments less the weighted average cost of borrowed funds at the end of the respective periods shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of Sirrom should be read in conjunction with the Selected Financial Data, Sirrom's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto and the financial data included elsewhere in this Report. The financial information contained herein has been restated to reflect the operations of Harris Williams as an unconsolidated subsidiary of Sirrom accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

OVERVIEW

         Sirrom's principal investment objectives are to achieve a high level of income by collecting interest and processing and financial advisory fees and long-term growth in its shareholders' equity through the appreciation in value of equity interests in its portfolio companies. Sirrom's loans are typically secured debt with relatively high fixed interest rates accompanied by warrants to purchase equity securities of the borrower. in addition to interest on investments, Sirrom also typically collects an up-front processing fee on each loan it originates. Harris Williams typically obtains a monthly retainer fee for each transaction for which it is retained and, in addition, a success fee when the transaction is consummated.

RESULTS OF OPERATIONS

         Sirrom's financial performance in the statements of operations included in the financial statements and accompanying notes consists of four primary elements. The first is "net operating income," which is Sirrom's income from interest, dividends, fees and Harris Williams' pretax income, minus its total operating expenses, including interest expense. The second element is "net realized gain (loss) on investments," which is the proceeds received from the disposition of portfolio assets minus their stated costs at the beginning of the period. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the fair values of Sirrom's portfolio assets compared with their fair values at the beginning of the period or their stated costs, as appropriate. Generally, "net realized gain
(loss) on investments "and "change in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs since the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized on a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in unrealized appreciation and an increase in realized loss. The fourth element is "provision for income taxes," which primarily consists of taxes on the pre-tax income of Harris Williams.

  Fiscal Years Ended December 31, 1998, 1997 and 1996

         Net Operating Income. During the year ended December 31, 1998, Sirrom earned interest on investments of $63.5 million, a 53.7% increase over the $41.3 million earned in 1997, which in turn was an 69.3% increase over the $24.4 million earned in 1996. The increases in interest income are a result of increases in the average dollar amount of loans outstanding during the applicable periods. Sirrom also collects an up-front processing fee for each loan it originates. During fiscal 1998, Sirrom collected $7.2 million in processing and other fees, a 2.9% increase over the $7.0 million collected in 1997, which in turn was a 118.7% increase over the $3.2 million collected in 1996. The modest increase in processing and other fees in 1998 are a result of the modest increase in the dollar amount of loans originated during 1998. The large increase in processing fees collected in 1997 over 1996 was a result of the large increase in loans originated in 1997 as compared to 1996. In the first quarter of 1999, Sirrom intends to change its accounting for processing fees. This change will entail amortizing processing fees over the life of the investment. While the change will not affect the amount of processing fees collected, it will significantly reduce the amount of processing fee income recognized over the next several years. The reduction will be significant because fees collected in previous years have been fully recognized and therefore will have no impact on income in future years. However, after this transition period, the ratio of fee income to new loan originations should return to historical levels because a portion of processing fees collected in prior years will be recognized as income in the current year.

         Sirrom's loan portfolio increased to $477.1 million at December 31, 1998, an increase of 15.8% from $412.0 million at December 31, 1997, which in turn was an increase of 86.0% from $221.5 million at December 31, 1996. The $301.8 million of loans originated during fiscal 1998 was a 6.9% increase over the $282.4 million of loans originated during fiscal 1997, which in turn was a 113.9% increase over the $132.0 million of loans originated in 1996. The decline in growth of originations in 1998 as compared to 1997 loan originations was a result of management's decision to slow growth as described in more detail in the section entitled "Portfolio Turnover and Credit Quality." The weighted average interest rate charged on the loan portfolio at December 31, 1998 was 13.25% as compared to 13.28% and 13.18% at December 31, 1997 and 1996, respectively. Sirrom also earned income from miscellaneous sources in an amount equal to $34,000 in 1998, $61,000 in 1997, and $119,000 in 1996, primarily from interest paid on loans to employees made in connection with purchases of common stock of Sirrom.

         Sirrom's interest expense increased to $17.3 million in 1998, a 76.5% increase over the $9.8 million paid in 1997, which in turn was an 18.1% increase over the $8.3 million paid in 1996. The increase in interest expense from 1996 to 1998 was primarily attributable to an increase in the average amount outstanding under Sirrom's two revolving credit facilities and from the SBA. Sirrom's total borrowings were $250.0 million on December 31, 1998, $214.3 million on December 31, 1997, and $120.9 million on December 31, 1996.

         Overhead and amortization of borrowing costs totaled $15.8 million in 1998, $9.2 million in 1997, and $5.5 million in 1996. These increases can be largely attributed to the increase in the number of employees from 24 in December 1996 to 61 in December 1998 (excluding Harris Williams employees), the opening of additional offices and increased borrowings. Overhead expenses as a percentage of average assets was 2.5%, 2.1%, and 2.0% for 1998, 1997 and 1996, respectively. The increase in these percentages in 1998 was largely the result of management's decision to reduce loan originations during the last half of the year and an expected one to two quarter lag in related expense reductions.

         During 1998, Harris Williams had revenues of $12.5 million, an increase of 26.3% over $9.9 million in 1997, which in turn was a 47.8% increase over $6.7 million in 1996. During 1998, Harris Williams had pre-tax income of $3.8 million, an increase of 2.7% over $3.7 million in 1997, which was in turn a 12.1% increase over $3.3 million in 1996. The modest increase in 1998 was due to an increase in the size of the fees received on the transactions on which Harris Williams provided advisory services and the increase in 1997 was due to an increase in the number of transactions closed. Harris Williams provided advisory services on 14 transactions that closed during 1998, and 15 transactions in 1997, and 13 transactions during 1996. Income taxes of $1.1 million, $825,000 and $207,000 were provided on Harris Williams' pre-tax income in 1998, 1997 and 1996, respectively.

         Realized Gain (Loss) on Investments. Sirrom's net realized loss on investments was $61.4 million during the year ended December 31, 1998 compared to a net realized gain on investments of $10.7 million and $9.5 million during the years ended December 31, 1997, and 1996, respectively. Realized losses for 1998 were $84.0 million offset in part by $22.6 million in realized gains. Approximately one third of the net realized loss for the year ended December 31, 1998 was attributable to loans to two borrowers, Saraventures Fixtures, Inc. and Precision Panel Products, Inc., whose manufacturing operations were consolidated during 1998 as part of a restructuring strategy that was ultimately unsuccessful and another third was attributable to the final resolution of loans that had been graded 4, 5 or 6 for at least one year. The net realized loss for 1998 was also increased by the reduction in realized gains during the second half of 1998. As a result of the decline in stock market valuations in the second half of 1998 and the virtual cessation of initial public offerings that followed.
The following table sets forth the details of realized gains and losses that occurred during the year ended December 31, 1998.

Schedule of realized gains (losses) for the year ended December 31, 1998.

                                                                     Year Ended
                                                                     December 31,
                                                                         1998
                                                                    --------------
                                                                    (in thousands)

Vista Information Solutions, Inc. common stock                      $  4,246
Hoveround Corporation warrants                                         4,100
Network Event Theaters, Inc. common stock                              3,374
Master Graphics, Inc. common stock                                     2,203
NOVA Corporation common stock                                          1,360
Multimedia Learning, Inc. warrant                                      1,170
Towne Services, Inc. common stock                                      1,116
Hunt Leasing & Rental Corporation warrants                               598
Bohdan Automation, Inc. warrants                                         477
PMTS Services, Inc.  warrants                                            469
Atlantic Security Systems, Inc. warrants                                 434
QuadraMed Corporation common stock                                       357
Merge Technologies, Inc. common stock                                    355
Patton Management Corporation warrants                                   303
Voice FX Corporation common stock                                        245
Family Golf Centers, Inc. common stock                                   237
CellCall, Inc. common stock                                              228
Global Marine Electronics, Inc. warrants                                 200
Skillmaster, Inc. warrant                                                200
Protect America, Inc. warrants                                           185
Outdoor Promotions, LLC warrants                                         182
UOL Publishing, Inc. common stock                                        173
Quadravision Communications Limited warrant                              156
Video Update common stock                                                 99
Encore Medical corporation stock                                          17
Just Vacations, Inc. Foreign Exchange loan                               (59)
Fypro, Inc. loan                                                         (79)
Sherwood, Inc. preferred stock                                          (100)
Miscellaneous                                                           (110)
Assured Power, Inc. loan                                                (200)
Valdawn Watch Company preferred stock                                   (240)
BankCard Services, Inc. loan                                            (277)
Hydrofuser Industries, Inc. loan                                        (295)
Home Link Services, Inc. loan                                           (298)
TCOM Systems, Inc. loan                                                 (346)
National Health Systems, Inc. loan                                      (420)
H.S.A. International other investment                                   (441)
KWC Management Co., LLC loan                                            (500)
Sherwood, Inc. loan                                                     (500)
Sirvys Systems loan                                                     (704)
C.J. Spirits, Inc. loan                                                 (758)
Daxxes Corporation loan                                                 (848)
SWS6, Inc. loan                                                         (994)

Schedule of realized gains (losses) for the year ended December 31, 1998 -- (continued)


                                                                      Year Ended
                                                                     December 31,
                                                                         1998
                                                                    -------------
                                                                    (in thousands)

Home Link Services, Inc. preferred stock                              (1,000)
Newfoundland Career Academy, Ltd. loan                                (1,160)
Champion Glove Manufacturing, Inc. loan                               (1,250)
Saraventures Fixtures, Inc. loan                                      (1,255)
Hancock Company other investment                                      (1,400)
Workout expenses                                                      (1,538)
NRI Service and Supply, L.P. loan                                     (1,550)
IJL Holdings, Inc. loan                                               (1,600)
IOL 2000/Suncoast Medical Group loan                                  (1,628)
Wearever Health Products, LLC loan                                    (1,650)
Saraventures Fixtures, Inc. preferred stock                           (1,659)
Multimedia 2000, Inc. common and preferred stock                      (2,085)
Aero Products Corporation loan                                        (2,300)
Nationwide Engine Supply, Inc. loan                                   (2,300)
Summit Publishing Group, Ltd loan                                     (2,375)
Vision 2000, Inc. loan                                                (2,403)
Amscot Holdings, Inc. loan                                            (2,437)
SWS6, Inc. preferred stock                                            (2,449)
GC Management, Inc. loan                                              (2,500)
Valdawn Watch Company loan                                            (3,022)
Digital Transmission Systems, Inc. loan                               (3,500)
Vision 2000, Inc. common and preferred stock                          (4,247)
Fypro, Inc. preferred stock                                           (4,659)
Fulcrum Direct, Inc. loan                                             (5,000)
Mesa International, Inc. loan                                         (5,667)
Precision Panel, Inc. loan                                           (16,115)
                                                                    --------
                                                                    $(61,434)
                                                                    ========


         Change in Unrealized Appreciation (Depreciation) of Investments. For the year ended December 31, 1998, Sirrom recorded a change in unrealized depreciation of $55.3 million. Sirrom recorded change in unrealized depreciation of investments of $1.6 million in 1997 and change in unrealized appreciation of investments of $2.6 million in 1996. The significant change in unrealized depreciation for 1998 was the result of the increase in the number and dollar amount of loans (from $76.7 million to $136.5 million) graded 4, 5 and 6 at December 31, 1998 versus December 31, 1997, and the additional unrealized depreciation taken against loans in those categories based upon with Sirrom's experience in 1998 that the amount ultimately recovered on loans graded 4, 5 and 6 was less than previously anticipated.

The following table sets forth information regarding changes in unrealized appreciation (depreciation) of investments made during the year ended December 31, 1998.

                                                               Year Ended
                                                               December 31,
                                                                   1998
                                                            -------------------
                                                              (in thousands)
LOANS:
2021 Interactive, LLC                                            $   (1,250)
Action Sports Group, LLC                                               (750)
Affinity Fund, Inc.                                                  (1,000)
Air Age Services of San Antonio, Inc.                                  (500)
Altris Software, Inc.                                                (2,571)
Capital Network Systems, Inc.                                        (1,000)
Amscot Holdings, Inc.                                                  (900)
Assured Power, Inc.                                                     150
Auburn International, Inc.                                           (2,375)
Avionics Systems, Inc.                                               (1,500)
B & N Company, Inc.                                                  (2,600)
Bankcard Services Corporation                                           150
BroadNet, Inc.                                                       (1,750)
Bug Z., Inc.                                                         (1,500)

Schedule of significant unrealized appreciation (depreciation) for the year ended December 31, 1998 -- (continued)


                                                                Year Ended
                                                               December 31,
                                                                   1998
                                                              -------------
                                                              (in thousands)

LOANS: CONTINUED
Caldwell/VSR, Inc.                                                     (125)
Cardiac Control Systems, Inc.                                          (500)
Carter Kaplan Holdings, LLC                                             549
Cedaron Medical, Inc.                                                  (500)
Champion Glove Manufacturing Co., Inc.                                1,200
C.J. Spirits, Inc.                                                      650
Compass Plastics & Technologies, Inc.                                (6,686)
Compression, Inc.                                                    (4,350)
Corporate Link, Inc.                                                   (325)
Cover-All Technologies, Inc.                                         (2,700)
Cybo Robotics, Inc.                                                    (275)
Cytech Systems, Inc.                                                 (1,240)
Dalts, Inc.                                                            (500)
Data National Corporation                                              (425)
Digital Transmission Systems, Inc.                                     (500)
DynaGen, Inc.                                                          (900)
Ergobilt, Inc.                                                       (1,800)
Executrain                                                             (250)
Express Shipping Centers, Inc.                                       (2,150)
Fortrend Engineering Corp.                                           (1,000)
Fypro, Inc.                                                             150
GC Management, Inc.                                                     250
Gloves, Inc.                                                         (1,500)
Good Food Fast Companies, The                                        (2,600)
Great Train Store Company                                              (750)
H.S.A. International, Inc. other investment                             250
Hancock Company other investment                                      1,250
Hunt Industries                                                        (100)
IOL 2000, Inc.                                                        1,225
Jim Bridges Acquisition Company                                      (1,500)
KOS Corp. Industries                                                   (200)
KWC Management Company, LLC                                             450
Leisure Clubs International, Inc.                                      (350)
M.A.P.A., Inc.                                                       (2,325)
MCG, Inc.                                                              (150)
Mead-Higgs Company, Inc.                                             (1,400)
Multimedia 2000, Inc.                                                (4,050)
National Health Systems, Inc.                                           300
Nationwide Engine Supply, Inc.                                         (100)
NRI Service & Supply L.P.                                              (400)
Omni Home Medical, Inc.                                                (450)
One Call Comprehensive Care, Inc.                                    (1,475)
Pacific Linen, Inc.                                                  (2,000)
Pipeliner Systems, Inc.                                                 100
Recompute Corporation                                                  (600)
Reef Chemical Company, Inc.                                          (1,500)
Rynel Ltd., Inc.                                                       (700)
Saraventures Fixtures, Inc.                                           3,500
SFG Technologies Inc.                                                  (125)
Sheet Metal Specialties, Inc.                                          (325)
Smartchoice Automotive Group, Inc.                                     (650)
Southern Specialty Brands, Inc.                                        (175)
Street Level Media Inc.                                                (225)
SWS3, Inc. other investment                                            (250)
TAC Systems, Inc.                                                      (900)
Talent Metal Products                                                (2,300)
Telecontrol Systems, Inc.                                              (200)
Teltronics, Inc.                                                       (687)
Tie & Track Systems, Inc.                                              (750)
Toccoa Associates, LLC                                                 (325)
Tulsa Industries, Inc.                                               (3,000)
Umbrellas Unlimited, LLC                                               (150)
Universal Automotive Industries, Inc.                                (1,125)
Valdawn Watch Company                                                   635
Vision 2000, Inc.                                                       250
Wearever Health Products, LLC                                          (500)
Wolfgang Puck Food Company, Inc.                                       (500)
Workout expenses other investment                                      (350)
Other Loans                                                            (236)

Schedule of significant unrealized appreciation (depreciation) for the year ended December 31, 1998 -- (continued)


                                                                Year Ended
                                                               December 31,
                                                                   1998
                                                              -------------
                                                              (in thousands)

PRIVATE COMPANY EQUITY SECURITIES:
Bravo Corporation common stock                                         (350)
DentalCare Partners, Inc. common stock                                 (300)
Front Royal, Inc. common stock                                          150
Fypro, Inc. preferred stock                                             611
Home Link, Inc. preferred stock                                         250
Multimedia 2000, Inc. preferred stock                                 1,973
PaySys International, Inc. common stock                                (175)
Pipeliner Systems, Inc. preferred stock                                 200
Potomac Group, Inc. common stock                                      3,901
Potomac Group, Inc. preferred stock                                  (1,000)
Recycling Technologies, Inc. preferred stock                         (1,050)
Saraventures Fixtures, Inc. preferred stock                           1,659
Valdawn Watch Co., Inc. preferred stock                                 240
Vision 2000, Inc. common stock                                         (175)
Vision 2000, Inc. preferred stock                                     1,375
Zahren Alternative Power Corp. common stock                             165
Zahren Alternative Power Corp. preferred stock                         (100)
Other Private Company Equity Securities                                 (65)

PRIVATE COMPANY WARRANTS:
American Rockwool Acquisition Corp.                                     675
Anton Airfoods, Inc.                                                    350
Auburn International, Inc.                                             (150)
CF Data Corp.                                                          (150)
Check into Cash, Inc.                                                 3,839
CMHC Systems, Inc.                                                      200
Columbus Medical Holdings, LLC                                          300
Co-Mack Technologies, Inc.                                             (400)
CSM, Inc.                                                               150
Data National Corporation                                              (450)
Dyntec, Inc.                                                            350
Endeavor Technologies, Inc.                                           5,025
Entek Scientific Corporation                                           (350)
Express Shipping Centers, Inc.                                         (262)
FaxNet Corporation                                                      325
Front Royal, Inc.                                                       350
GerAssist, Inc.                                                         225
Gulfstream International Airlines, Inc.                                (130)
Hoveround Corporation                                                (3,750)
Hunt Leasing & Rental Corporation                                      (250)
I. Schneid Holdings, LLC                                                150
ILD Communications, Inc.                                                500
Master Graphics, Inc.                                                 1,050
Mesa International, Inc.                                               (750)
Metrolease, Inc.                                                        470
Mobility Electronics, Inc.                                              950
Moore Diversified Products, Inc.                                        200
Multimedia Learning, Inc.                                              (450)
Mytech Corporation                                                      175
NASC, Inc.                                                              250
One Coast Network Corporation                                         1,700
Outdoor Promotions LLC                                                  100
Pacific Linen, Inc.                                                    (548)
Pathology Consultants of America, Inc.                                  500
Patton Management Corporation                                          (185)
Physicians Surgical Care, Inc.                                          407
Pritchard Paint & Glass Company                                         750
R&R International, Inc.                                                 325
Ready Personnel, Inc.                                                 1,100
Reef Chemical Company, Inc.                                            (300)
Relax the Back Corporation                                              700
Relevant Knowledge, Inc.                                                150
Stratford Safety Products, Inc.                                         175
Systech Group, Inc.                                                     300
Talus Solutions, Inc.                                                   200
Telecommunications Systems, Inc.                                        300
Teltrust, Inc.                                                          825
Towne Services, Inc.                                                  1,500
TRC Acquisitions, Inc.                                                  100
Vision Software, Inc.                                                   600
Voice FX Corporation                                                   (250)
Wearever Health Products LLC                                           (250)
Zahren Alternative Power Corp.                                          350
Other Private Company Warrants                                          103

Schedule of significant unrealized appreciation (depreciation) for the year ended December 31, 1998 -- (continued)

                                                                   Year Ended
                                                                December 31, 1998
                                                                -----------------
                                                                 (in thousands)

PUBLIC COMPANY WARRANTS AND EQUITY SECURITIES:
ACT Teleconferencing, Inc. warrants                                    (368)
Altris Software, Inc. warrants                                         (450)
Altris Software, Inc. preferred stock                                (3,000)
Biker's Dream, Inc. warrants                                            391
Clinicor, Inc. preferred stock                                       (1,650)
Compass Plastics & Technologies, Inc. common stock                   (1,878)
Compass Plastics & Technologies, Inc. warrants                         (385)
Consumat Systems, Inc. common stock                                    (579)
Dreams, Inc. warrants                                                   302
Environmental Tectonics Corp. preferred stock                           275
Ergobilt, Inc. warrants                                                (182)
Family Golf Centers common stock                                       (250)
Great Train Store Company warrants                                     (110)
Master Graphics, Inc. common stock                                   (2,000)
Medical Resources Inc. common stock                                    (320)
Merge Technologies, Inc. common stock                                  (500)
Network Event Theatres, Inc. common stock                               780
Nova Corp. common stock                                              (1,197)
PMT Services, Inc. common stock                                         697
Premiere Technologies, Inc. common stock                               (430)
Quadramed Corporation common stock                                     (209)
Recompute Corporation warrants                                          164
Smart Choice Automotive Group, Inc. warrants                           (150)
Tava Technologies, Inc. warrants                                        110
Teltronics, Inc. preferred stock                                       (650)
Teltronics, Inc. warrants                                              (102)
Towne Services, Inc. common stock                                      (580)
UOL Publishing, Inc. common stock                                      (354)
Vista Information Solutions, Inc. common stock                       (3,385)
Vista Information Solutions, Inc. warrants                             (185)
Vista Information Solutions, Inc. preferred stock                       650
Other public company warrants and equity securities                    (222)
Amortization of loan discount                                         1,814
                                                                 ----------
                                                                 $  (55,336)
                                                                 ==========

         Provision for Income Taxes. Beginning in February 1995, Sirrom elected to be taxed as a RIC as defined by the Internal Revenue Code. If Sirrom, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, Sirrom is generally taxed as a pass through entity that acts as a partial conduit of income to its shareholders. To maintain its RIC status, Sirrom must, in general: derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities; meet investment diversification requirements defined by the Internal Revenue Code; and distribute to shareholders at least 90% of its net income (other than long-term capital gains). Neither Sirrom, SII nor SFC will elect to be treated as a RIC in 1999. Therefore, in 1999 Sirrom, SII and SFC will make provisions for income taxes to the extent appropriate.

         During 1998, Sirrom paid dividends of $32.7 million compared to the $24.4 million paid in 1997 and $11.7 million paid in 1996. Of these dividends, $7.5 million, $16.9 million, and $11.0 million were derived from net operating income for 1998, 1997 and 1996, respectively, and $8.8 million, $7.5 million, and $577,000 million were derived from realized capital gains for 1998, 1997 and 1996, respectively. The remaining $16.3 million paid in 1998 was accounted for as a return of capital. Sirrom also elected to designate $10.6 million of the undistributed realized capital gains in 1996 as a "deemed" distribution to shareholders of record as of the end of 1996. Accordingly, $6.9 million for 1996, net of taxes of $3.7 million, of this "deemed" distribution has been retained and reclassified from undistributed net realized earnings to Common Stock. As a result of the realized losses taken by Sirrom in the third and fourth quarters of 1998, Sirrom was not required under the RIC regulations to pay additional dividends to shareholders. Therefore, in order to preserve capital, SCC elected not to pay dividends during the last half of 1998. As stated above, Sirrom will not elect to be treated as a RIC in 1999 and therefore does not presently intend to pay dividends in 1999.

         For the years ended December 31, 1998, 1997 and 1996, Sirrom also provided for federal income tax at a 35% rate on undistributed long-term capital gains and excise tax at a 4% rate on undistributed taxable net investment income and undistributed realized long-term capital gains and provided for federal and state income taxes on Harris Williams' pre-tax income. These tax provisions totaled $1.1 million, $838,000, and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, Sirrom had $2.4 million in cash and cash equivalents. At December 31, 1998, Sirrom's investment portfolio included investments in stocks and warrants of publicly-traded companies that had an ascertainable market value and were being carried at a fair value of approximately $7.8 million and represent an additional source of liquidity. However, Sirrom's ability to realize such values on a short-term basis is limited by market conditions and various securities law restrictions.

         Traditionally, Sirrom's principal sources of capital to fund its portfolio growth have been borrowings of SII through the SBA-sponsored SBIC debenture program, private and public sales of Sirrom's equity securities and funds borrowed from banking institutions. In February 1995, Sirrom consummated an initial public offering and has completed four additional public offerings since that time, including a public offering of 6,000,000 shares of common stock completed in March 1998. These offerings have generated net proceeds of $361.5 million in the aggregate. Sirrom has used the proceeds of these offerings to temporarily repay debt and to originate new loans.

         At December 31, 1998, total SBA borrowings were $101.0 million, the maximum amount of SBA loans available to an SBIC at that time. Each borrowing from the SBA has a term of ten years, is secured by the assets of SII, is guaranteed by Sirrom and can be prepaid without penalty after five years. The average interest rate on these borrowings was 6.9% as of December 31, 1998, and none of these borrowings mature before 2002.

         Because the significant realized losses Sirrom recorded during fiscal 1998 would have caused a breach of certain asset quality covenants contained in the First Union credit facility, Sirrom repaid approximately $9.4 million outstanding under the facility on January 21, 1999 and terminated the commitment extended thereunder. In connection with the termination of the First Union credit facility, Sirrom obtained the consent of the SBA to transfer approximately $45.8 million of assets from SII to Sirrom. These assets will be used as additional collateral to be sold to SFC which will allow additional borrowings under the ING credit facility.

         Sirrom has also established the $200 million ING credit facility. SFC, a wholly owned, special purpose, bankruptcy remote subsidiary of Sirrom, is the borrower under the ING credit facility. SFC purchases loans originated by Sirrom and the related warrants and uses these loans and warrants as collateral to secure borrowings from ING. SFC is generally able to borrow up to 70% of the principal amount of conforming loans collateralizing the ING credit facility. At December 31, 1998, $132.2 million was outstanding under the ING credit facility and $258.5 million and $266.3 million of loans and warrants at cost and fair value, respectively, were collateralizing the ING credit facility. To manage interest rate risk associated with the variable interest rate under the ING credit facility, Sirrom has entered into various hedging arrangements. Sirrom may borrow under the ING credit facility until December 31, 2001, and it expires on January 5, 2007. The ING credit facility is not guaranteed by Sirrom. However, certain actions by Sirrom can trigger an event of default under the ING credit facility, including a reduction in Sirrom's tangible net worth below approximately $270.0 million. These would cause termination of further funding and the application of the collateral pledged for repayment of the amounts outstanding under the ING credit facility. In addition, the ING credit facility provides that an event of default is triggered if any two of George M. Miller, II, David M. Resha and Carl W. Stratton are no longer employed by Sirrom.

         Sirrom believes that anticipated borrowings under the ING credit facility, together with cash on hand, loan repayments and cash flow from operations plus realized gains on investments, will only be adequate to fund the continuing growth of Sirrom's investment portfolio through the second quarter of 1999. Sirrom presently anticipates that it will be able to consummate the proposed merger transaction with the FINOVA Group, Inc., which transaction will provide for continued growth of the loan portfolio. In the event that Sirrom does not complete the transaction, Sirrom will need to incur additional short and long-term borrowings from other sources, and sell equity in private transactions or sell certain non-core business assets, in order to provide the funds necessary for Sirrom to continue its growth strategy beyond that period. The availability and terms of borrowings, sales of equity and sales of assets, will depend upon market conditions, the interest rate environment and various other conditions, including the performance of Sirrom's portfolio. There can be no assurances that additional funding will be available on terms acceptable to Sirrom and failure to procure additional funding would require Sirrom to significantly reduce its loan originations which would materially affect its profitability and market presence.

PORTFOLIO TURNOVER AND CREDIT QUALITY

         During the year ended December 31, 1998, Sirrom made loans to 178 companies totaling approximately $301.8 million and received repayments (either partial or full) from 66 companies aggregating $94.9 million. During the year ended December 31, 1997, Sirrom made loans to 150 companies totaling approximately $282.3 million and received repayments (either partial or full) from 47 companies aggregating $67.7 million. During the year ended December 31, 1996, Sirrom made loans to 84 companies totaling approximately $132.0 million and received repayments (either partial or full) from 24 companies aggregating $32.6 million. Since inception, Sirrom has originated $901.0 million in total loans and $220.2 million, or 24.4% have been repaid. Sirrom cannot control changes in its portfolio of investments, as borrowers have the right to prepay loans made by Sirrom without penalty.

         Sirrom has implemented a system by which it grades all loans on a scale of 1 to 6. The system was intended to reflect the performance of the borrower's business, as well as the collateral coverage of the loans and other relevant factors. To monitor and manage the risk in the overall portfolio, management tracks the weighted average portfolio grade. The weighted average grade was 3.26 and 3.04 at December 31, 1998 and 1997, respectively. Sirrom believes that weighted average grades between 2.75 and 3.25 represent the current normal range for the portfolio.

         Management believes that loans with a grade 1 involve the least amount of risk in Sirrom's portfolio, as the borrower is performing well above expectations financially, and other risk factors are clearly favorable. Management believes that loans with a grade 2 involve low risk relative to other loans in Sirrom's portfolio, as the borrower is performing above expectations financially and the majority of risk factors are favorable. Management believes that loans with a grade 3 involve an acceptable risk, as the borrower is performing as expected financially and the other risk factors are generally favorable.

         Loans graded 4 typically involve a borrower that is performing marginally below expectations and the existence of short-term negative trends or negative events that have created some concern. Sirrom's management believes that loans in this category require a proactive action plan to be executed by the borrower's management and monitored by the responsible Company officer. A grade 4 is typically a temporary rating that is followed by an upgrade or downgrade within six months as the borrower's business improves or declines. As of December 31, 1998 and 1997, Sirrom's portfolio consisted of 32 and 18 loans, respectively, graded 4. The aggregate principal balance of loans graded 4 at December 31, 1998 and 1997, respectively, was $66.9 million and $49.0 million, which represented 11.9% and 10.2%, respectively, of the total portfolio balance at such dates.

         Loans graded 5 and 6 are placed on Sirrom's Credit Watch List and are serviced by a member of Sirrom's workout group. Loans with a grade 5 are generally in default and interest is generally not being accrued, but Sirrom's management believes the borrower's management is capable of executing a plan to return the borrower to an acceptable risk level. Loans with a grade 6 involve an unacceptable level of risk with substantial probability of loss. These loans are on non-accrual and Sirrom has charged off or expects to charge off a significant part of the loan. At December 31, 1998 and 1997, Sirrom had loans to 31 companies with an aggregate principal balance of $69.2 million and 16 companies with an aggregate principal balance of $27.7 million, respectively, that were graded a 5 or 6 and that were not accruing interest, which represented 12.3% and 6.5%, respectively, of the total portfolio balance.

         Since late 1995 when Sirrom refined its loan grading system to reflect management's additional experience in monitoring its growing portfolio, the percentage of the principal balance of loans graded 4 to the total portfolio balance has typically ranged between 10% and 15%, with an occasional decrease below that range. Also since that time, the percentage of the principal balance of loans graded 5 and 6 to the total portfolio balance has typically ranged between 6% and 10%. Given the nature of Sirrom's business, making loans to small companies, and the risks associated with this business, Sirrom expects the absolute dollar amount of loans graded 4, 5 and 6 and the ratio of these loans to the total portfolio to vary greatly, individually and in the aggregate, on a quarter to quarter basis.

         Sirrom believes the percentage of grade 4 loans at December 31, 1998 to be within the current normal range of variability. Sirrom also believes the percentage of grade 5 and 6 loans to be above the current normal range of variability as a result of a combination of factors, including the following:

         - The substantial growth in the portfolio over the last two years, coupled with the concept that non-performance on new loans typically comes early in the loan's life cycle, has significantly impacted the percentage increase of loans graded 4, 5 and 6.

         - Due to the tightening of credit standards within many commercial banks and other lenders during the second half of 1998, senior lenders to certain of Sirrom's portfolio companies have instituted interest payment blockages with respect to Sirrom's loans under circumstances in which they might not have done so in the past. These interest payment blockages have caused the loans to be put on Sirrom's credit watch list when they otherwise would not have been placed on the list.

         Sirrom is closely monitoring the recent upward trend in the ratio of loans in the lower three credit grades to the total portfolio, has decided to reduce the rate of growth of loan originations and continues to redefine its operating model to seek to improve overall asset quality. A full discussion of the operating changes made during the second half of 1998 is included in Item 1 under the heading "Operations." No assurance, however can be given that the trends in total loans classified in the lower three loan categories will not continue, or that the total loans classified 5 and 6 will not continue to grow, particularly if overall economic conditions nationally, internationally or in the Southeastern United States deteriorate.

YEAR 2000 COMPLIANCE

         The Year 2000 issue, in general terms, is that many existing computer systems and microprocessors with date-based functions, including non-information technology equipment and systems, use only two digits to identify a year. This equipment and systems assumes that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. The concern is that systems that calculate, compare or sort using the incorrect date may malfunction. If these malfunctions are not corrected, business operations could be disrupted. In an attempt to prevent these problems, Sirrom has begun implementing a Year 2000 compliance program. Sirrom created a Year 2000 Compliance Committee that is focusing on three primary areas of concern: Sirrom's information technology and other systems, third parties and portfolio companies.

         Most of the software used in Sirrom's information technology systems is provided by outside vendors. Sirrom uses two primary software programs, one to track its investment portfolio and one to provide accounting functions. These programs have been designated as Year 2000 compliant by the vendors. Additionally, Sirrom will either conduct its own tests for compliance or use third party test results. Approximately 90% of Sirrom's remaining vendors have provided software or software upgrades designated by the software vendor as Year 2000 compliant. In addition, Sirrom has developed a Year 2000 contingency plan to address vendor-supplied software which does not meet Sirrom's Year 2000 compliance deadlines.

         Sirrom's non-information technology systems used to conduct business at its facilities consist primarily of office equipment besides computers and communications equipment. Sirrom has inventoried its non-information technology systems and has contacted its office equipment vendors to determine the status of their Year 2000 readiness. Sirrom does not currently believe that it faces material adverse issues for its non-information technology systems.

         Sirrom has been actively communicating with third parties about the status of their Year 2000 readiness. These third parties include Sirrom's banks, vendors, landlords and suppliers of telecommunication services and other utilities. As part of the process of evaluating its options and attempting to mitigate third party risks, Sirrom is collecting and analyzing information from third parties.

         Sirrom is also investigating the impact of the Year 2000 issue on its portfolio companies. Beginning in February 1998, Sirrom submitted a series of questionnaires to its portfolio companies as of December 31, 1997, to determine their potential exposure to Year 2000 problems and the adequacy of their plans to address any exposure. Additionally, since January 1998, Sirrom has performed due diligence regarding the Year 2000 issue for all new borrowers. Sirrom plans to complete its evaluation of its portfolio companies and will then complete any necessary follow up by March 31, 1999 with those portfolio companies whom Sirrom believes have material exposure and inadequate contingency plans. Based upon the disclosure received from the responding companies, Sirrom believes that companies whose loans represent approximately 90% of its portfolio have either no material exposure to Year 2000 or are finalizing their contingency plans to address this exposure. Sirrom has not made a determination with respect to the balance of its portfolio as it is in the process of finalizing its review of those companies.

         Through March 31, 1999, Sirrom will continue with the testing and remediation of its information technology and non-information technology systems and the evaluation of its third party and portfolio company Year 2000 risks. Sirrom will take further steps designed to reduce its exposure to these risks. Sirrom will also further develop its contingency plan for business continuation in the event of a Year 2000 systems failure. This contingency plan is based upon Sirrom's existing disaster recovery plan with modifications for Year 2000 risks.

         Because Sirrom has maintenance contracts with most of its software vendors, it has not been required to purchase most of the software upgrades necessary to insure Year 2000 compliance. As a result, the cost of Sirrom's Year 2000 project is expected to be relatively minor, not exceeding $200,000. This amount includes the costs of:

         -     additional software;

         - Sirrom's systems professionals dedicated to achieving Year 2000 compliance for Sirrom's information technology systems;

         - the costs of analyzing the Year 2000 readiness of the portfolio companies; and

         -     other employee and management costs.

Sirrom has included the cost of the Year 2000 project in its annual budgets for information technology. Sirrom has postponed some minor non-Year 2000 information technology expenditures and initiatives until after 2000 so it can concentrate resources on the Year 2000 issue. Sirrom does not expect that this postponement will have a material effect on Sirrom's financial condition and results of operations.

         It is hard to predict the effect of Year 2000 non-readiness on the business of Sirrom. Significant Year 2000 failures in Sirrom's systems or in the systems of third parties could have a material adverse effect on Sirrom's business. Given the size and age of its portfolio companies and the service-based industries in which they primarily operate, Sirrom anticipates that few of its portfolio companies will face any material issues regarding the Year 2000. However, no assurance can be given that some of Sirrom's portfolio companies will not suffer material adverse effects from Year 2000 issues. If the adverse effects impact the companies' ability to repay their loans, Sirrom's operating results and financial condition could be adversely effected. Sirrom believes that its reasonably likely worst case Year 2000 scenario is a material increase in Sirrom's credit losses due to Year 2000 problems for Sirrom's portfolio and disruption in financial markets causing liquidity stress to Sirrom. The magnitude of these potential credit losses or disruption cannot be determined at this time.

IMPACT OF INFLATION

         Sirrom does not believe that inflation materially affects its business, other than the impact that it may have on the securities markets, the valuations of business enterprises and the relationship of the valuations to underlying earnings. Those could all influence the value of Sirrom's investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in interest rates, equity prices, and foreign currency exchange rates.

Interest rates. The Company's balance sheet consists of two items subject to interest rate risk. First, the Company's investment portfolio consists of fixed rate loans. Given that the loans are priced at a fixed rate, changes in interest rates do not have a direct impact on interest income. In addition, changes in market interest rates are not typically a significant factor in the board of directors' determination of fair value of these loans. Second, the Company's liabilities consist of debt payable to the SBA and two financial institutions. The SBA debentures are payable at fixed rates of interest, so changes in interest rates do not affect the Company's interest expense. The two revolving credit facilities are priced at floating rates of interest, with a basis of LIBOR, prime rate, or commercial paper rates at the Company's option. As discussed in the Notes to the Consolidated Financial Statements, the Company has entered into several interest rate swap agreements to hedge against changes in interest expense related to changes in market interest rates. While the Company attempts to match swaps with debt to achieve a "perfect" hedging arrangement, at any point in time the Company's hedges may not be fully effective in this regard due to i) the amount swapped may not match the amount borrowed due to the Company's inability to control the timing and amount of loan originations and repayments and thus the amount borrowed under the revolving credit facilities;
ii) the monthly payments due from or payable to the counterparties under the swaps are based on the average interest rate for a 30-day period for the respective interest rate being swapped (e.g., LIBOR), and the timing and amount of the Company's borrowings during that period may cause the Company's average interest rate paid to be different from the average rate under the swap; and
iii) the monthly payments due from or payable to the counterparty under the commercial paper swaps are based on an index (USD-CP-H.15), and the actual commercial paper sold by the Company under the ING Credit Facility may be at a different interest rate than the index. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. Based on the amount borrowed and the swap positions at December 31, 1998, a hypothetical ten percent increase or decrease in interest rates would result in a decrease or increase, respectively, in interest expense of approximately one-fourth of that amount. Additionally, changes in interest rates could also impact the fair values of the swap agreements. See Notes to the Consolidated Financial Statements for fair value information related to the swap agreements.

Equity prices. A significant portion of the Company's investment portfolio consists of debt and equity investments in private companies. The Company would anticipate no impact on these investments from modest changes in market equity prices. However, should significant changes in market equity prices occur, there could be a longer-term affect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Significant changes in market equity prices could affect the timing of loan repayments, but should not affect the value of the Company's private company loans. A smaller portion of the Company's investment portfolio consists of common stocks and warrants to purchase common stock in publicly traded companies. At December 31, 1998, these investments were carried at a fair value of $7.8 million. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Finally, the Company holds debt and equity securities that are convertible into the common stock of publicly traded companies. At December 31, 1998, these investments were carried at a fair value of $26.7 million. These investments are directly exposed to equity price risk, but given that the securities hold a liquidation preference that is senior to the common stock and given that the securities have either an interest or dividend payment associated with them, the change in fair value of these securities would be expected to be less than any change in the price of the underlying common stock. Thus, a hypothetical ten percent change in these equity prices would result in a lesser percentage change in the fair value of these securities.

Foreign currency exchange rates. Approximately 96% and 4% of the Company's investment portfolio is denominated in U.S. dollars and Canadian dollars, respectively, as measured on a fair value basis. As such, the Company's exposure to changes in foreign currency exchange rates is not material to its financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Sirrom Capital Corporation and
Subsidiaries:

     We have audited the accompanying consolidated balance sheets of SIRROM CAPITAL CORPORATION AND SUBSIDIARIES (see Note 1) as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As explained in Note 2, the financial statements include investments valued at approximately $482,652,000 (95% of total assets) and approximately $555,930,000 (96% of total assets) as of December 31, 1997 and 1998, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirrom Capital Corporation and Subsidiaries at December 31, 1997 and 1998 and the results of their operations, the changes in shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Nashville, Tennessee
January 29, 1999

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
                                          ASSETS
Investments, at fair value:
  Loans.....................................................  $412,005,353    $477,064,245
  Equity interests..........................................    55,210,669      43,160,331
  Warrants..................................................    24,543,035      39,648,171
  Other.....................................................     2,440,503       1,343,684
                                                              ------------    ------------
          Total investments (cost of $483,417,884 and
            $605,770,590, respectively).....................   494,199,560     561,216,431
Investment in unconsolidated subsidiary.....................       924,959         924,959
Cash and cash equivalents...................................     3,024,608       2,415,729
Interest receivable.........................................     4,483,640       5,731,356
Receivable from sale of investments.........................     1,498,240       5,365,882
Debt financing costs (less accumulated amortization of
  $1,776,700 and $3,235,958, respectively)..................     3,989,904       4,809,465
Furniture and equipment (less accumulated depreciation of
  $198,248 and $466,075, respectively)......................       918,253       1,144,514
Other assets................................................       197,235         165,498
                                                              ------------    ------------
          Total assets......................................  $509,236,399    $581,773,834
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Debentures payable to Small Business Administration.......  $ 90,000,000    $101,000,000
  Revolving credit facilities...............................   124,250,000     149,023,000
  Interest payable..........................................     1,576,600       1,950,110
  Accounts payable, accrued expenses, and other
     liabilities............................................     5,435,621       4,384,840
  Dividend payable..........................................     5,405,267              --
  Accrued taxes payable.....................................       600,000         416,648
                                                              ------------    ------------
          Total liabilities.................................   227,267,488     256,774,598
                                                              ------------    ------------
Commitments and contingencies
Shareholders' equity:
  Common stock -- No par value, 50,000,000 shares
     authorized, 31,093,226 and 37,229,196 issued and
     outstanding, respectively..............................   251,056,925     380,945,286
  Notes receivable from employees...........................      (648,442)        (15,034)
  Undistributed net realized earnings (losses)..............    20,778,752     (11,376,857)
  Unrealized appreciation (depreciation) of investments.....    10,781,676     (44,554,159)
                                                              ------------    ------------
          Total shareholders' equity........................   281,968,911     324,999,236
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $509,236,399    $581,773,834
                                                              ============    ============
Net asset value per share...................................  $       9.07    $       8.73
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1996           1997            1998
                                                     -----------    -----------    ------------
OPERATING INCOME:
  Interest on investments..........................  $24,395,072    $41,297,190    $ 63,478,448
  Loan processing and other fees...................    3,166,117      6,988,813       7,199,679
  Other income.....................................      119,115         60,926          34,385
                                                     -----------    -----------    ------------
          Total operating income...................   27,680,304     48,346,929      70,712,512
                                                     -----------    -----------    ------------
OPERATING EXPENSES:
  Interest expense.................................    8,341,777      9,796,759      17,295,236
  Salaries and benefits............................    2,994,500      5,001,264       8,446,366
  Other operating expenses.........................    1,942,456      3,348,852       6,201,153
  Amortization expense.............................      543,011        865,003       1,195,595
                                                     -----------    -----------    ------------
          Total operating expenses.................   13,821,744     19,011,878      33,138,350
                                                     -----------    -----------    ------------
            Subtotal...............................   13,858,560     29,335,051      37,574,162
Pretax income of unconsolidated subsidiary.........    3,264,051      3,698,781       3,831,193
                                                     -----------    -----------    ------------
Net operating income...............................   17,122,611     33,033,832      41,405,355
Net realized gain (loss) on investments............    9,462,991     10,722,158     (61,433,584)
Change in unrealized appreciation (depreciation) of
  investments......................................    2,580,047     (1,611,657)    (55,335,835)
Provision for income taxes.........................   (4,270,054)      (838,175)     (1,132,477)
                                                     -----------    -----------    ------------
Net increase (decrease) in shareholders' equity
  resulting from operations........................  $24,895,595    $41,306,158    $(76,496,541)
                                                     ===========    ===========    ============
Net increase (decrease) in shareholders' equity
  resulting from operations per share:
     Basic.........................................  $      1.11    $      1.37    $      (2.12)
                                                     ===========    ===========    ============
     Diluted.......................................  $      1.08    $      1.30    $      (2.12)
                                                     ===========    ===========    ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             UNDISTRIBUTED     UNREALIZED
                                                                  NOTES           NET         APPRECIATION
                                         COMMON STOCK          RECEIVABLE      REALIZED      (DEPRECIATION)
                                   -------------------------      FROM         EARNINGS            OF
                                     SHARES        AMOUNT       EMPLOYEES      (LOSSES)       INVESTMENTS        TOTAL
                                   ----------   ------------   -----------   -------------   --------------   ------------
BALANCE, DECEMBER 31, 1995.......  20,187,134   $ 74,479,967   $(1,980,000)  $  6,872,453     $  9,813,286    $ 89,185,706
                                   ----------   ------------   -----------   ------------     ------------    ------------
  Issuance of common stock.......   4,600,000     59,223,301            --             --               --      59,223,301
  Stock options exercised........      30,000        224,375            --             --               --         224,375
  Employee shares repurchased....    (130,000)      (809,645)           --             --               --        (809,645)
  Payment on notes receivable....          --             --       440,142             --               --         440,142
  Net increase in shareholders'
    equity resulting from
    operations...................          --             --            --     22,315,548        2,580,047      24,895,595
  Payment of dividends...........          --             --            --    (10,976,390)              --     (10,976,390)
  Distribution of capital
    gains........................          --             --            --       (577,200)              --        (577,200)
  Distribution of Harris
    Williams' earnings...........          --             --            --     (2,985,369)              --      (2,985,369)
  Designation of undistributed
    capital gains, net of tax
    (Note 10)....................          --      6,943,094            --     (6,943,094)              --              --
                                   ----------   ------------   -----------   ------------     ------------    ------------
BALANCE, DECEMBER 31, 1996.......  24,687,134    140,061,092    (1,539,858)     7,705,948       12,393,333     158,620,515
                                   ----------   ------------   -----------   ------------     ------------    ------------
  Issuance of common stock.......   6,292,572    109,953,783            --             --               --     109,953,783
  Stock options exercised........     145,600      1,144,665            --             --               --       1,144,665
  Employee shares repurchased....     (32,080)      (102,615)           --             --               --        (102,615)
  Payment on notes receivable....          --             --       891,416             --               --         891,416
  Net increase in shareholders'
    equity resulting from
    operations...................          --             --            --     42,917,815       (1,611,657)     41,306,158
  Payment of dividends...........          --             --            --    (16,977,374)              --     (16,977,374)
  Capital gains dividends........          --             --            --    (12,867,637)              --     (12,867,637)
                                   ----------   ------------   -----------   ------------     ------------    ------------
BALANCE, DECEMBER 31, 1997.......  31,093,226    251,056,925      (648,442)    20,778,752       10,781,676     281,968,911
                                   ----------   ------------   -----------   ------------     ------------    ------------
  Issuance of common stock.......   6,000,000    144,559,940            --             --               --     144,559,940
  Stock options exercised........     129,500      1,494,573            --             --               --       1,494,573
  Dividends reinvested...........       6,470        162,696            --             --               --         162,696
  Payment on notes receivable....          --             --       633,408             --               --         633,408
  Net decrease in shareholders'
    equity resulting from
    operations...................          --             --            --    (21,160,706)     (55,335,835)    (76,496,541)
  Payment of dividends...........          --             --            --     (7,523,406)              --      (7,523,406)
  Capital gains dividends........          --             --            --     (3,471,497)              --      (3,471,497)
  Distribution of capital........          --    (16,328,848)           --             --               --     (16,328,848)
                                   ----------   ------------   -----------   ------------     ------------    ------------
BALANCE, DECEMBER 31, 1998.......  37,229,196   $380,945,286   $   (15,034)  $(11,376,857)    $(44,554,159)   $324,999,236
                                   ==========   ============   ===========   ============     ============    ============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1996            1997            1998
                                                     -------------   -------------   -------------
OPERATING ACTIVITIES:
  Net increase (decrease) in shareholders' equity
     resulting from operations.....................  $  24,895,595   $  41,306,158   $ (76,496,541)
  Adjustments to reconcile net increase (decrease)
     to net cash provided by operating activities:
       Net unrealized (appreciation) depreciation
          of investments...........................     (2,580,047)      1,611,657      55,335,835
       Net realized (gain) loss on investments.....     (9,462,991)    (10,722,158)     61,433,584
       Increase in equity of unconsolidated
          subsidiary...............................        (71,572)        (13,472)             --
       Amortization of debenture costs.............        537,010         856,411       1,192,139
       Increase in interest receivable.............       (750,571)     (1,613,502)     (1,247,716)
       Increase (decrease) in accounts payable and
          accrued expenses.........................      2,639,041       2,582,679        (540,949)
       Amortization of organization costs..........          6,000           8,592           3,456
       Depreciation of fixed assets................         55,146         124,666         303,247
       Increase (decrease) in accrued taxes
          payable..................................      3,259,619      (3,733,144)       (183,352)
       Increase in interest payable................        411,434         228,348         373,510
                                                     -------------   -------------   -------------
          Net cash provided by operating
            activities.............................     18,938,664      30,636,235      40,173,213
                                                     -------------   -------------   -------------
INVESTING ACTIVITIES:
  Loan principal repayments........................     32,630,000      67,743,485      95,828,084
  Proceeds from sale of equities, warrants and
     other investments.............................     12,142,899      28,386,245       5,529,063
  Investments originated or acquired...............   (135,792,814)   (305,881,489)   (288,406,033)
  Purchase of fixed assets.........................       (126,740)       (767,465)       (529,508)
  Increase in other assets.........................       (105,632)     (1,387,268)     (1,086,597)
                                                     -------------   -------------   -------------
          Net cash used in investing activities....    (91,252,287)   (211,906,492)   (188,664,991)
                                                     -------------   -------------   -------------
FINANCING ACTIVITIES:
  Proceeds from debentures payable to Small
     Business Administration.......................     16,740,000              --      11,000,000
  Proceeds from revolving credit facilities........     92,067,979     253,327,052     345,481,000
  Repayment of revolving credit facilities.........    (74,409,766)   (159,935,271)   (320,708,000)
  Increase in debenture costs......................     (2,207,341)     (1,155,953)     (2,011,700)
  Issuance of common stock.........................     59,223,301     109,953,783     144,722,636
  Stock options exercised..........................        224,375       1,144,665       1,494,573
  Distribution of Harris Williams' earnings........     (2,985,369)             --              --
  Payment of dividends.............................    (10,976,390)    (16,977,374)    (12,928,673)
  Distribution of capital gains....................       (577,200)     (7,462,370)     (3,471,497)
  Distribution of capital..........................             --              --     (16,328,848)
  Employee shares repurchased......................       (809,645)       (102,615)             --
  Payments on notes receivable from employees......        440,142         891,416         633,408
                                                     -------------   -------------   -------------
          Net cash provided by financing
            activities.............................     76,730,086     179,683,333     147,882,899
                                                     -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      4,416,463      (1,586,924)       (608,879)
CASH AND CASH EQUIVALENTS, beginning of year.......        195,069       4,611,532       3,024,608
                                                     -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of year.............  $   4,611,532   $   3,024,608   $   2,415,729
                                                     =============   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid....................................  $   7,961,534   $   9,935,749   $  17,373,547
                                                     =============   =============   =============
  Taxes paid.......................................  $     976,894   $   3,738,278   $     927,000
                                                     =============   =============   =============
  Loans transferred to other investments...........  $   5,218,436   $     486,777   $     250,000
                                                     =============   =============   =============
  Loans transferred to equity interests............  $   8,695,309   $   7,076,172   $   9,026,712
                                                     =============   =============   =============

        The accompanying notes are an integral part of these statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Sirrom Capital Corporation (the "Company"), a Tennessee corporation, is a specialty finance company that is primarily engaged in making loans to small businesses. The Company's objectives are to achieve both a high level of current income from interest on loans and fees and long-term growth in the value of its shareholders' equity through the appreciation in value of the equity interests in its portfolio companies that are primarily small, privately owned companies. The Company targets small businesses that the Company believes have certain characteristics, including the potential for significant growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. In addition to making loans to small businesses, the Company has made investments in micro-cap public companies under the name Tandem Capital, Inc. ("Tandem") and provides merger and acquisition advisory services through its wholly-owned subsidiary, Harris Williams & Co. L.P. ("Harris Williams"). The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles including principles appropriate for investment companies as enumerated in the American Institute of Certified Public Accountants' Audit and Accounting Guide on Audits of Investment Companies.

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

     In August 1996, the Company acquired the ownership interests of Harris Williams for 1,796,908 shares of common stock of the Company. After the acquisition, Harris Williams began operating as a "C" corporation. Harris Williams is a merger and acquisition advisory services firm located in Richmond, Virginia, that is being operated as a wholly-owned subsidiary of the Company. The acquisition of Harris Williams has been accounted for as a pooling of interests. The consolidated balance sheets as of December 31, 1997 and 1998 and the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1998 reflect the operations of Harris Williams as an unconsolidated subsidiary accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

     The Company has a 40% ownership interest in a Canadian company, SCC Canada, Inc., that provides loan origination and processing services for loans to Canadian companies. The Company's ownership interest in SCC Canada, Inc. is immaterial to its financial position and is accounted for under the equity method of accounting.

     The Company periodically establishes separate, wholly-owned subsidiaries to own, manage and sell the assets of troubled portfolio companies. These subsidiaries are accounted for as investments in the consolidated financial statements.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, SII, and SFC. All intercompany accounts and transactions have been eliminated in the consolidation.

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

     Shares of stock and warrants of public companies that the Company is not permitted to sell in the public market as a result of securities law restrictions, lock-up agreements and other similar restrictions were typically valued at 80% of market value at December 31, 1998 and 70% of market value at December 31, 1997. The change in 1998 was a result of the reduction in the holding period for restricted stock by the Securities and Exchange Commission from two years to one year. All other publicly traded stocks were typically valued at 95% of market value at the balance sheet date at December 31, 1998 and 90% of market value at December 31, 1997. The change in 1998 was the result of an analysis by the Company of sales of public company stocks in 1997 that evidenced an average valuation in excess of 95% of market price.

     At December 31, 1997 and 1998, the investment portfolio included investments totaling $482,652,000 and $555,930,000, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the estimated fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

  Description of Loan Terms

     The loans to small business concerns included in investments bear interest at rates ranging from 5.0% to 16.5%. Typically, interest is payable in monthly or quarterly installments over five years with the entire

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES principal amount typically due at maturity. These loans are generally collateralized by liens on the assets of the borrower. Certain of these liens may be subject to prior liens.

  Interest on Investments

     Interest income is recorded on the accrual basis. The accrual of income is typically suspended when the related loan becomes 60 days past due unless management anticipates that accrued amounts will be collected.

  Loan Processing Fees

     The Company recognizes loan processing fees as income when the related loan closes.

  Cash and Cash Equivalents

     The Company defines cash and cash equivalents as cash on hand, cash in interest bearing and non-interest bearing operating bank accounts and highly liquid investments such as time deposits with an original maturity of three months or less. Cash and cash equivalents totaling $2,075,000 was restricted as collateral under interest rate swap agreements as of December 31, 1997. As of December 31, 1998, there were no cash restriction requirements under existing swap agreements.

  Debt Financing Costs

     SBA debenture costs are amortized over ten years, which represents the term of the fourteen SBA debentures (See Note 4). Financing costs related to the revolving credit facilities are amortized over the term of the credit agreements.

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

     Because of the pending acquisition as discussed in Note 16, the Company has announced it will not elect to be taxed as a RIC during 1999. As a result, beginning January 1, 1999, the Company will record a tax provision or benefit and related deferred tax liability or asset for the unrealized appreciation (depreciation) of investments.

  Shareholders' Equity

     During November 1994, six employees were granted ownership interests in the predecessor to the Company at a purchase price equal to the approximate fair value of each ownership interest. In connection therewith, each employee executed a promissory note for the purchase price of such interest. The promissory notes bear interest at 7.25% per annum with interest payable annually. All notes mature on November 1, 2001. The interests in the predecessor were subsequently exchanged for the Company's common stock. The stock must be resold to the Company if the employee is no longer employed by the Company for a period of not less than three years from the date of purchase. The notes receivable from employees were shown as a reduction in shareholders' equity and a reduction to common stock in the amount of $1,980,000 at

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

December 31, 1995. During 1996, one employee terminated employment and the Company repurchased 130,000 shares for $809,645 which resulted in a cancellation of a note and a reduction in the balance of the notes receivable from employees of $440,142. These shares were reissued by the Company in a secondary offering in June 1996. During 1997, 32,080 shares were repurchased by the Company for $102,615 following the termination of employment of an employee. These shares were reissued by the Company in the February 1997 secondary offering. During 1997, notes receivable was reduced to $648,442 as a result of repayments. During 1998, notes receivable was reduced to $15,034 as a result of repayments.

  Derivative Financial Instruments

     The Company uses interest rate swaps to hedge interest costs on its floating rate revolving credit facilities. Any amounts paid or received on interest rate swap agreements are recognized as an adjustment to interest expense. Gains and losses on terminated swaps are recognized over the remaining life of the underlying obligation as an adjustment to investment income or interest expense. The fair value of the swap agreements are not recognized in the consolidated financial statements as they are accounted for as hedges. The Company does not hold derivative financial instruments for trading or speculative purposes. See Note 6.

  Net Increase (Decrease) In Shareholders' Equity Resulting From Operations per Share

     Net increase (decrease) in shareholders' equity resulting from operations per share is calculated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128. Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted. See Note 10 for the Company's computation of these amounts.

  Accounting Pronouncements

     During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The provisions of this statement had no material impact on the financial position or results of operations of the Company.

     During 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Accordingly, the Company's reportable segments are its investing operations as a business development company and the merger and advisory operations of its wholly-owned subsidiary, Harris Williams, both of which are further discussed in Note 1. See Note 15 for discussion of Harris Williams' operations.

     During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new Statement on its consolidated financial position, liquidity, and results of operations.

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

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

3.  INVESTMENTS

     Investments consist primarily of loans made and warrants obtained from borrowers. Investments are recorded at fair value as determined by the directors or by current market prices, if available, in accordance with the Company's valuation policy (See Note 2). While the Company markets to borrowers throughout the United States, approximately 52% at December 31, 1998 and 60% at December 31, 1997 of the investment portfolio consists of loans and equity investments in companies that are headquartered in the southeastern United States.

     The aggregate gross principal of loans on non-accrual status, less realized losses, totaled $27,717,592 and $69,240,495 at December 31, 1997 and 1998,
respectively. The aggregate fair values of these loans as determined by the Company's directors totaled $17,052,737 and $18,883,942 at December 31, 1997 and 1998, respectively.

     Included in the investment portfolio at December 31, 1997 and 1998 are other investments that consist primarily of rights to royalty payments, a right to receive payment from a potential arbitration settlement and rights to collect accounts receivable. The Company obtained these rights upon foreclosure of three loans. The aggregate cost of other investments at December 31, 1997 and 1998 was $4,240,503 and $2,243,685, respectively, which represents the cost basis of the original loans less realized losses plus capitalized workout expenses. The Company's Board of Directors have estimated the fair value of these investments to be $2,440,503 and $1,343,684 at December 31, 1997 and 1998, respectively.

4.  DEBENTURES PAYABLE TO SMALL BUSINESS ADMINISTRATION

     As of December 31, 1998, SII had fourteen debentures totaling $101.0 million payable to the SBA with semiannual interest only payments based upon rates ranging from 6.12% to 8.20% per annum, with scheduled maturity dates as follows:

DATE                                                   AMOUNT
----                                                ------------
2002............................................    $ 10,000,000
2003............................................      24,000,000
2004............................................      17,000,000
2005............................................      22,260,000
2006............................................      16,740,000
2008............................................      11,000,000
                                                    ------------
                                                    $101,000,000
                                                    ============

     The debentures are subject to a prepayment penalty if paid prior to five years from maturity. Interest expense related to these debentures for the years ended December 31, 1996, 1997 and 1998 totaled $5,734,794, $6,317,392 and
$6,857,078, respectively.

     The SBA debentures are secured by the assets of SII. The debentures are also guaranteed by the Company.

5.  REVOLVING CREDIT FACILITIES

     Revolving credit facilities consist of the following at December 31, 1997 and 1998:

                                                  1997            1998
                                              ------------    ------------
First Union Credit Facility.................  $ 61,500,000    $ 16,823,000
ING Credit Facility.........................    62,750,000     132,200,000
                                              ------------    ------------
Total revolving credit facilities...........  $124,250,000    $149,023,000
                                              ============    ============

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     In January 1999, the First Union Credit Facility was repaid in full and terminated. Interest expense on the First Union Credit Facility, including the interest rate swaps and a quarterly fee of .25% per annum on the total First Union Credit Facility for the periods ended December 31, 1996, 1997 and 1998 was $2,574,681, $1,555,468 and $3,754,328, respectively.

     At December 31, 1996, SFC entered into a $100.0 million revolving credit facility with a financial institution (the "ING Credit Facility"). In May 1998, this facility was increased to $200.0 million. SFC purchases loans and the related warrants originated by the Company, and funds substantially all such purchases with borrowings under the facility. The ING Credit Facility is funded by commercial paper sold by the financial institution, and bears interest at the stated rate on the commercial paper sold plus 2.25%. SFC is generally able to borrow up to 70% of the principal amount of conforming loans that are pledged to secure the credit facility. At December 31, 1998, investments with a cost and fair value of approximately $258,460,000 and $266,345,000 respectively, had been contributed or sold to SFC by the Company and were pledged as collateral under the ING Credit Facility. The ING Credit Facility agreement contains operational restrictions such as requiring lender approval of certain mergers and acquisitions and changes in management. The facility agreement also contains financial covenants related to tangible net worth, loan delinquency and loan defaults. As of December 31, 1998, the Company and SFC were in compliance with those covenants. The Company may borrow under the facility until December 31, 2001, and the facility expires on January 5, 2007.

     Interest expense on the ING Credit Facility including the swaps and a monthly fee of .50% per annum on the unused portion of the facility totaled $1,923,899 and $6,683,831 for the years ended December 31, 1997 and 1998, respectively.

6. INTEREST RATE AND FOREIGN CURRENCY SWAPS

     To hedge its exposure under the revolving credit facilities, the Company has entered into three sets of interest rate swap agreements.

     Under the first agreement, which the Company entered into in July 1997, the Company has swapped the variable LIBOR rates on $45.0 million notional amount to a fixed rate of 6.37%. This swap expires in May 2000.

     Under the second set of agreements ("Second Swap Agreements"), which the Company entered into in November 1996 and modified in March 1998 and May 1998, the Company has exchanged variable commercial paper rates on $100.0 million notional amount. Through December 1999, the Company has swapped the variable commercial paper rate to a fixed rate of 6.0%. During the period from January 2000 through January 2002, the Company has put in place a collar that caps the variable commercial paper rate at 6.35% in exchange for a floor at 6.0%.

     Under the third agreement, which the Company entered into in May 1998, the Company exchanged variable commercial paper rates on $20.0 million notional amount beginning in September 1998, increasing to a total of $100.0 million notional amount in January 1998. Through January 2002, Company has swapped the variable commercial paper rate to a fixed rate of 6.0%.

     The rates under the swap agreements do not include the 2.25% fee charged by the financial institution under the ING Credit Facility or the 1.75% margin charged by the financial institutions under the First Union Credit Facility.

     At December 31, 1997, $2,075,000 of cash was restricted as collateral for the Second Swap Agreements. As of December 31, 1998, there were no cash restriction requirements under any of the swap agreements.

     The interest rate swap agreements are off-balance-sheet financial instruments and have no carrying value. The fair value of these agreements represents an estimate of the cost to the Company to terminate the agreements, which is approximately $6.9 million at December 31, 1998. The counterparties to the interest rate

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES swap agreements are major commercial banks. Management believes that losses related to credit risk are remote.

     In July 1998, the Company entered into a foreign currency swap with a major commercial bank to hedge a portion of its loan portfolio denominated in Canadian dollars. Under the terms of the agreement the Company will swap an initial C$11,856,031 for U.S.$8,416,172, with the amounts declining by C$1,185,600 and U.S.$841,617, respectively, every six months through July 2003. In addition, the agreement provides for the Company to make monthly interest payments in Canadian dollars at 13.15%, while receiving monthly interest payments in U.S. dollars at 11.43%.

7.  INCOME TAXES

     For the years ended December 31, 1996, 1997 and 1998, the Company provided for federal income tax at a 35% rate on undistributed realized long-term capital gains, excise taxes at a 4% rate on undistributed taxable net investment income as defined by the Code and undistributed realized long-term capital gains and federal and state income taxes on Harris Williams' pre-tax income (See Note 15). For the years ended December 31, 1996, 1997 and 1998, the provision for income taxes totaled $4,270,054, $838,175 and $1,132,477, respectively.

8.  STOCK OPTION PLANS

     At December 31, 1998, the Company had two employee stock option plans and one director stock option plan, as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the requirements of SFAS No. 123, the Company's net increase (decrease) in shareholders' equity resulting from operations and related per share amounts for the years ended December 31, 1996, 1997 and 1998 would have been reduced to the pro-forma amounts indicated below:

                                                1996           1997            1998
                                             -----------    -----------    ------------
Net increase (decrease) in shareholders'
  equity...................................  $23,326,000    $37,608,000    $(80,914,247)
Net increase (decrease) in shareholders'
  equity per share -- Basic................         1.04           1.24           (2.25)
Net increase (decrease) in shareholders'
  equity per share -- Diluted..............         1.01           1.19           (2.25)

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    1996         1997          1998
                                                  --------    ----------    ----------
Dividend yield..................................    3.5%         4.0%           0%
Expected volatility.............................    34%          40%          40-65%
Risk free interest rate.........................  6.0-7.5%    6.05-6.93%    4.66-5.62%
Expected lives..................................  6 years      10 years      10 years
Annual forfeiture rate..........................    10%          2.5%           0%

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

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

     A summary of stock option activity related to the plans, including amounts subject to shareholder approval, is as follows:

                                                            PRICE RANGE
                                                             PER SHARE        SHARES
                                                           --------------    ---------
Outstanding, December 31, 1995...........................                      933,932
  Granted................................................  $  9.33-17.875    1,535,162
  Exercised..............................................  $   6.75-8.938       30,000
  Forfeited..............................................  $  9.25-13.167       50,000
                                                                             ---------
Outstanding, December 31, 1996...........................                    2,389,094
  Granted................................................  $13.969-23.875    3,118,004
  Exercised..............................................  $  5.50-13.969      134,000
  Forfeited..............................................  $   9.25-17.50       42,000
                                                                             ---------
Outstanding, December 31, 1997...........................                    5,331,098
  Canceled...............................................  $   5.50-28.75    5,754,598
  Granted................................................  $   2.50-28.75    6,283,034
  Exercised..............................................  $   6.75-17.50      109,500
  Forfeited..............................................  $  3.563-28.75      596,500
                                                                             ---------
Outstanding, December 31, 1998...........................                    5,153,534
                                                                             =========

     Included in the 1,535,162 and 3,118,004 options granted in 1996 and 1997, respectively, are options to purchase 639,094 shares that were issued subject to the approval of the Company's shareholders of an increase in the number of shares available for grant under the 1996 Plan, which was obtained in 1997, and options to purchase 2,247,098 shares that have been issued subject to the approval by the Company's shareholders of an increase in the shares available for grant under the 1996 Plan. On October 1, 1998, 5,754,598 options with exercise prices ranging from $5.50 to $28.75 per share were canceled and 4,913,684 options were reissued at an exercise price of $3.5625 per share. The newly issued options maintained the vesting period and expiration date of the canceled options, and none of the shares underlying the newly issued options can be sold for a one-year period from the new issue date, absent a change in control.

  Directors Stock Option Plan

     During 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors that provides for the automatic issuance of options to purchase the Company's common stock to non-employee directors. This plan was amended in April 1998, subject to the approval of the Securities and Exchange Commission which was received in June 1998. The plan reserves 246,000 shares of common stock for automatic grant. Directors elected prior to December 1, 1994 received options to purchase 36,000 shares and directors elected after December 1, 1994 received options to purchase 24,000 shares. Upon the initial election of a future non-employee director, an option to acquire 12,000 shares of common stock will be issued to the director. In addition, upon reelection each director will receive an option to purchase 4,000 shares beginning

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES with the 1997 reelections. Under the terms of the Plan, the options' exercise price may not be less than the fair market value of a share of common stock on date of grant. No options were granted in 1995. In 1996, 168,000 options were granted at an exercise price of $12.125. In 1997, 12,000 options were granted at an exercise price of $13.968. In 1998, 52,000 options were granted at an exercise price of $23.625. No shares were exercised prior to 1997 and 11,600 and 20,000 shares were exercised during 1997 and 1998, respectively. No shares have been forfeited to date.

9.  SECONDARY OFFERING

     In March 1998, the Company completed a public offering of 6,000,000 shares of common stock at a price of $25.50 per share. The net proceeds to the Company of the offering, after underwriting commissions and expenses were approximately $144,560,000.

10.  NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY PER SHARE

     The Company computes the net increase (decrease) in shareholders' equity from operations per common share-basic by dividing the net increase (decrease) in shareholders' equity from operations by the weighted average number of common shares outstanding during the year which was 22,529,246, 30,220,742 and 36,056,691 for the years ended December 31, 1996, 1997 and 1998, respectively. For the calculation of the net increase (decrease) in shareholders' equity from operations per common share-diluted, the Company increases the weighted average number of shares for the potential dilutive effect of outstanding stock options. The weighted average shares outstanding considering the effect of the stock options outstanding was 23,109,950, 31,658,154 and 36,056,691 for the years ended December 31, 1996, 1997, and 1998, respectively. For the year ended December 31, 1998, stock options to purchase 1,693,026 shares at an average exercise price of $4.01 were not included in the per share-diluted calculation because the effect would be anti-dilutive.

11.  DIVIDENDS AND DISTRIBUTIONS

     During 1996, the Company paid dividends of $11,553,590, of which $10,976,390 and $577,200 were derived from net operating income and realized capital gains, respectively. The Company elected to designate $10,681,683 of the undistributed realized capital gains as a "deemed" distribution to shareholders of record as of the end of the year. Accordingly, $6,943,094, net of taxes of $3,738,589, of this designated distribution has been retained and reclassified from undistributed net realized earnings to common stock.

     During 1997, the Company paid dividends of $24,439,744, of which $16,977,374 and $7,462,370 were derived from net operating income and realized capital gains, respectively. In December 1997, the Company declared a dividend derived from capital gains totaling $5,405,267 payable in January 1998.

     During 1998, the Company declared and paid dividends of $27,287,692, of which $7,523,406 and $3,435,438 were derived from net operating income and realized capital gains, respectively. The remaining $16,328,848 distributed is accounted for as a return of capital.

12.  STOCK SPLIT

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

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES

     The Company and Harris Williams lease offices under operating leases and incurred rent expense of $353,056 and $678,484 during 1997 and 1998, respectively. Annual commitments for each of the next five years are as follows:
1999 -- $763,056; 2000 -- $812,547; 2001 -- $827,456; 2002 -- $724,623 and
2003 -- $652,898.

     The Company has employment contracts with certain employees of Harris Williams that provide for annual salary, bonuses based on performance and severance pay if terminated without cause. The agreements have a four year term, expiring in August 2000. The Company's remaining commitment for salaries, excluding bonuses, under these agreements is $348,460.

     As of December 31, 1998, the Company had outstanding loan commitments totaling $13.5 million, of which $8.9 million are contingent upon the borrower meeting certain future financial conditions. These commitments were made in the ordinary course of the Company's business and are generally on the same terms as loans to existing borrowers. The Company also had contingent liabilities totaling $5.7 million relating to guarantees of letters of credit, credit facilities, performance bonds and operating costs of three portfolio companies. These liabilities expire at various dates through March 2001.

     The Company has made a commitment under a joint venture agreement to fund up to $100.0 million (in Canadian dollars) in loans to Canadian companies of which approximately $34.5 million has been funded as of December 31, 1998.

14.  LITIGATION

     During 1998, three class actions were filed against the Company and certain officers, directors and affiliates. Pursuant to a court order to consolidate the claims, the plaintiffs of the class actions filed a single consolidated amended class action complaint. In the amended complaint, the plantiffs allege violations of federal securities laws related to a secondary offering of securities effective on March 5, 1998, certain press releases and oral communications with analysts. The amended complaint also alleges that the Company's accounting for its loans violates generally accepted accounting principles. The plaintiff seeks unspecified monetary damages as well as reasonable costs and expenses. The Company anticipates filing a motion to dismiss the amended complaint.

     A similar class action was filed against the Company and certain officers, directors and affiliates that alleges violations of state securities laws related to the March 5, 1998 secondary offering, certain press releases and oral communications with analysts. The plaintiff seeks unspecified monetary damages as well as reasonable costs and expenses. The Company has filed a motion to dismiss the lawsuit.

     The Company believes that these actions are without merit, and it will vigorously defend the claims. While it is not possible to predict the outcome of the legal actions or the costs to be incurred in defending them, the Company and its counsel believe that the costs associated with these legal actions will not have a material adverse effect on its consolidated financial statements. Accordingly, the Company has not recorded any liability related to these actions, except for an estimate of attorneys fees in defending this matter.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

15.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As discussed in Note 1, Harris Williams is accounted for by the equity method of accounting. The balance sheets for Harris Williams as of December 31, 1997 and 1998 and statements of income for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $  282,913    $$2,279,647
Accounts receivable.........................................     674,256       438,930
Other assets, net...........................................   1,645,857     2,422,221
                                                              ----------    ----------
          Total assets......................................  $2,603,026    $5,140,798
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities.................................................  $1,678,067    $4,215,839
Shareholders' equity........................................     924,959       924,959
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $2,603,026    $5,140,798
                                                              ==========    ==========

                              STATEMENTS OF INCOME

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1996          1997          1998
                                                ----------    ----------    -----------
Revenues:
  Fee income..................................  $6,331,818    $9,330,114    $11,668,055
  Expense reimbursements and other............     415,199       606,341        827,748
                                                ----------    ----------    -----------
          Total revenues......................   6,747,017     9,936,455     12,495,803
                                                ----------    ----------    -----------
Expenses:
  Salaries and benefits.......................   2,603,739     4,904,607      6,157,178
  Operating expenses..........................     879,227     1,333,067      2,507,432
                                                ----------    ----------    -----------
          Total expenses......................   3,482,966     6,237,674      8,664,610
                                                ----------    ----------    -----------
  Pre-tax operating income....................   3,264,051     3,698,781      3,831,193
  Provision for income taxes..................     207,110       824,703      1,132,477
                                                ----------    ----------    -----------
     Net income...............................  $3,056,941    $2,874,078    $ 2,698,716
                                                ==========    ==========    ===========

     Advisory services are typically provided by Harris Williams in accordance with engagement contracts that stipulate a monthly retainer, reimbursement of direct expenses and success fees. Retainer fees are recognized ratably over the retainer period, expense reimbursements are recognized monthly as billed and success fees are recognized at the time of closing.

     Prior to the acquisition by the Company, Harris Williams operated as a Subchapter S corporation from inception to August 1994 and as a limited partnership subsequent to August 1994. Subsequent to the acquisition in August 1996, Harris Williams began operating as a "C" corporation. Accordingly, for the four months ended December 31, 1996 and for the two years ended December 31, 1997 and 1998, Harris Williams has provided federal income taxes of $207,110, $824,703 and $1,132,477, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

     Distributions of Harris Williams' earnings prior to the acquisition by the Company were $2,985,369 in 1996. During 1997 and 1998, Harris Williams paid to the Company dividends of $2,806,606 and $2,698,716, respectively.

     Harris Williams reimburses the Company for certain expenses which totaled $520,791 and $715,757 for the years ending December 31, 1997 and 1998, respectively. Expense reimbursements are reflected as a reduction in operating expenses in the Company's consolidated statements of operations. Harris Williams has a receivable from the Company as of December 31, 1998 totaling $1,061,163, which is included in accounts payable in the Company's consolidated balance sheet.

     During 1997, Harris Williams established a profit sharing and 401(k) plan available to substantially all employees. The plan provides for discretionary matching and profit sharing contributions. Contribution expense for 1997 and 1998 totaled $259,000 and $66,000, respectively.

16.  SUBSEQUENT EVENT

     On January 6, 1999, the Company executed an agreement to merge with the FINOVA Group, Inc. ("FINOVA") and become a wholly owned subsidiary of FINOVA. The agreement, unanimously approved by the boards of directors of both companies, provides for the Company's shareholders to receive .1634 shares of FINOVA common stock for each share of the Company's common stock, subject to possible increases. In conjunction with the merger, the Company has elected to withdraw its election to be treated as a business development company under the 1940 Act. Consummation of the proposed merger is contingent upon regulatory approval and shareholder approval of the merger plan and related withdrawal of the Company's election to be treated as a business development company. If the merger agreement is not consummated as a result of certain circumstances defined in the agreement, including the Company shareholders' voting to disapprove the merger, then the Company may be required to pay a termination fee of $13.8 million.

     On January 6, 1999, after execution of the merger agreement, the Company elected not to consummate a portfolio purchase agreement to sell certain investments to a third party. As required under this agreement, the Company incurred a termination fee and expenses of approximately $2.2 million.

                  SIRROM CAPITAL CORPORATION AND SUBSIDIARIES

                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                             1996
                                                           ----------------------------------------
                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
Total operating income...................................  $ 5,783    $ 6,300    $ 7,214    $ 8,383
Pretax operating income..................................    3,384      3,615      4,856      5,268
Net increase in shareholders' equity resulting from
  operations.............................................    9,246      6,001      3,844      5,805
Per share:
  Pre-tax operating income...............................  $  0.16    $  0.17    $  0.19    $  0.21
  Net increase in shareholders' equity resulting from
    operations:
    Basic................................................      .50        .31        .16        .24
    Diluted..............................................      .44        .29        .15        .23
  Dividends(1)...........................................      .12        .13        .16        .18
Market price of common stock:
  High...................................................   11 7/8    $14 3/4    $15 1/8    $19 3/16
  Low....................................................    9 5/16    11 5/8     11 1/2     15 1/8

                                                                             1997
                                                           ----------------------------------------
                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
Total operating income...................................  $ 9,740    $10,898    $12,938    $14,771
Pretax operating income..................................    6,226      7,976      9,052      9,780
Net increase in shareholders' equity resulting from
  operations.............................................    3,886      9,917     16,660     10,843
Per share:
  Pre-tax operating income...............................  $   .22    $   .25    $   .28    $   .30
  Net increase in shareholders' equity resulting from
    operations:
    Basic................................................      .14        .32        .54        .35
    Diluted..............................................      .14        .31        .50        .33
  Dividends(1)...........................................      .20        .21        .24        .43(2)
Market price of common stock:
  High...................................................  $21 5/8    $ 20       $26 1/16   $27 7/8
  Low....................................................   17 3/8      13 31/32  17         21 1/4

                                                                             1998
                                                           ----------------------------------------
                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
Total operating income...................................  $16,085    $17,964    $18,512    $18,151
Pretax operating income..................................   10,826     12,949     10,337      7,293
Net increase (decrease) in shareholders' equity resulting
  from operations........................................   10,863      1,683    (23,964)   (65,079)
Per share:
  Pre-tax operating income...............................  $   .31    $   .33    $   .28    $   .19
  Net increase (decrease) in shareholders' equity
    resulting from operations:
    Basic................................................      .33        .05       (.64)     (1.75)
    Diluted..............................................      .31        .04       (.64)     (1.75)
  Dividends(1)...........................................      .25        .27         --         --
Market price of common stock:
  High...................................................  $32 1/2    $34 1/16   $26 1/4    $ 6
  Low....................................................   23 1/2     21 1/2      3 9/16     2 1/2

---------------
(1) Represents dividends on income earned during the quarter that are declared and paid in the subsequent quarter.

(2) Includes $.18 per share annual capital gain dividend declared in December 1997 and paid in January 1998

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
Action Sports Group, LLC..................   8/19/02    $  1,750,000      13.00%    $  1,750,000
Aero Products Corporation.................    6/9/02       2,500,000      13.00        2,500,000
Aero Products Corporation.................  12/19/99       1,250,000      14.00        1,250,000
Affinity Fund, Inc. ......................   6/29/98       1,485,000      12.50        1,500,000
Affinity Fund, Inc. ......................   3/10/00       1,000,000      14.00        1,000,000
Affinity Fund, Inc. ......................  12/28/98         495,000      12.50          497,075
Alignis, Inc. ............................   2/28/02       2,500,000      13.00        2,500,000
American Consolidated Laboratories,
  Inc. ...................................   4/25/02       1,458,450      13.50        1,223,990
American Consolidated Laboratories,
  Inc. ...................................  12/18/01         520,000      13.00          520,000
American Consolidated Laboratories,
  Inc. ...................................   4/25/02         529,238      13.50          534,126
American Corporate Literature, Inc. ......   9/29/01       1,683,000      14.00        1,687,528
American Corporate Literature, Inc. ......    1/1/98         500,000      14.00          500,000
American Network Exchange, Inc. ..........  11/30/98         990,000      13.00          998,350
American Network Exchange, Inc. ..........   1/18/99         990,000      13.00          998,016
Amscot Holdings, Inc. ....................   5/26/00         800,000      14.00          800,000
Amscot Holdings, Inc. ....................   9/20/00         200,000      14.00          200,000
Amscot Holdings, Inc. ....................   6/28/01         500,000      14.00          500,000
Amscot Holdings, Inc. ....................  12/27/01         250,000      14.00          250,000
Amscot Holdings, Inc. ....................   7/30/02       1,000,000      14.00        1,000,000
Anton Airfoods, Inc. .....................   5/21/02       5,000,000      13.50        5,000,000
ARAC Holding Co., Inc. ...................   9/27/01       3,000,000      13.50        3,000,000
Ashe Industries, Inc. ....................   5/18/99         535,546      12.50          185,546
Associated Response Services, Inc. .......   6/20/99       1,386,000      12.50        1,396,019
Associated Response Services, Inc. .......   2/15/00         335,000      12.50          335,000
Associated Response Services, Inc. .......    1/6/00         300,000      12.50          300,000
Associated Response Services, Inc. .......   11/8/01         500,000      12.50          500,000
Associated Response Services, Inc. .......   3/27/02       3,000,000      12.50        3,000,000
Assured Power, Inc. ......................   10/1/00         200,000      13.50           50,000
Atlantic Security Systems, Inc. and
  affiliates .............................   1/29/02       2,250,000      13.25        2,250,000
Auburn International, Inc. ...............  12/31/02       2,850,000      13.50        2,852,500
Austin Innovations, Inc. .................    7/1/02       1,950,000      13.75        1,953,448
Avionics Systems, Inc. ...................   7/19/01       3,000,000      13.50        3,000,000
B & N Company, Inc. ......................    8/8/00       2,970,000      12.50        2,583,500
B & N Company, Inc. ......................   3/28/01         990,000      13.00          993,507
BankCard Services Corporation.............   1/21/98         273,731      13.00          126,631
BiTec Southeast, Inc. ....................    7/1/99       2,600,321      12.70        2,192,671
BiTec Southeast, Inc. ....................    8/9/01         950,000      14.00          950,000
BiTec Southeast, Inc. ....................   4/30/97         350,000      14.00          350,000
BiTec Southeast, Inc. ....................    demand         228,000      14.00          228,000
Bohdan Automation, Inc. ..................    7/1/02       1,500,000      13.50        1,500,000
Bravo Corporation, Inc. ..................   3/31/03       3,250,000      12.00        3,250,000
BroadNet, Inc. ...........................    6/9/02       2,500,000      14.00        2,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
BUCA, Inc. ...............................  10/31/02    $  1,565,003      13.50%    $  1,572,253
Bug. Z., Inc. ............................   9/23/02       2,500,000      15.00        2,500,000
C.J. Spirits, Inc. .......................    6/1/97         750,171      13.50          105,796
Caldwell/VSR Inc. ........................   2/28/01       1,500,000      12.00        1,500,000
Caldwell/VSR Inc. ........................   9/27/01          22,262      14.00           22,262
Cardiac Control Systems, Inc. ............   3/31/00       1,500,000      13.50        1,500,000
Cartech Holdings, Inc. ...................   4/29/01       1,500,000      13.00        1,500,000
Carter Kaplan Holdings, LLC...............   6/22/00         594,000      14.00           44,800
Catalina Food Ingredients, Inc. ..........   3/30/02       3,500,000      13.00        3,500,000
Cedaron Medical, Inc. ....................   6/28/01       1,500,000      13.50        1,500,000
Cell Call, Inc. ..........................    3/1/98         990,000      12.75        1,000,000
CF Data Corp. ............................   3/16/00       1,732,500      13.75        1,742,428
Champion Glove Manufacturing Co., Inc. ...   7/27/00       1,250,000      13.50           50,000
Check Into Cash, Inc. ....................   11/7/01       3,039,000      14.00        3,138,879
CMHC Systems, Inc. .......................    7/1/02       1,400,000      13.50        1,400,000
CMP Enterprises, LLC......................  12/10/02       3,500,000      13.00        3,500,000
Colonial Investments, Inc. ...............  10/16/00         800,000      13.75          800,000
Colonial Investments, Inc. ...............    4/1/98         300,000      13.75          300,000
Colonial Investments, Inc. ...............    4/1/98          60,933      13.75           60,933
Columbus Medical Holdings, LLC............   1/31/02       4,000,000      13.75        4,000,000
Compression, Inc. ........................  12/17/02       3,700,000      13.50        3,700,000
Consumat Systems, Inc. ...................   11/1/00         500,000      14.00          500,000
Consumat Systems, Inc. ...................    1/1/01         500,000      14.00          500,000
Consumat Systems, Inc. ...................   3/11/01         500,000      14.00          500,000
Consumat Systems, Inc. ...................   3/26/02         500,000      14.00          500,000
Consumat Systems, Inc. ...................   7/15/98         500,000      14.00          500,000
Continental Diamond Cutting Co. ..........  10/28/99         500,000      13.00          500,000
Continental Diamond Cutting Co. ..........  11/16/99         200,000      13.00          200,000
Corporate Link, Inc. .....................  12/13/01         600,000      14.00          600,000
Corporate Link, Inc. .....................   1/13/98         300,000      14.00          300,000
Cort Investment Group, Inc. (d/b/a
  Contract Network).......................   8/27/02       3,320,000      13.50        3,335,000
Creighton Shirtmakers, Inc. and
  affiliates..............................    demand       1,969,000      14.00        1,969,000
CSM, Inc. ................................  12/31/01       1,400,000      14.00        1,400,000
Cybo Robotics, Inc. ......................   9/18/02       1,050,000      13.25        1,050,000
Dalts, Inc. ..............................   4/28/01       2,000,000      13.50        2,000,000
Dartek Industries, Inc. ..................  11/20/01       3,800,000      13.50        3,800,000
Dartek Industries, Inc. ..................    6/1/99         688,915      13.50          688,915
Data National Corporation.................  12/10/02       1,050,000      13.75        1,057,500
DentalCare Partners, Inc. ................   1/11/01       2,206,023      12.50        2,213,037
DFI/Aeronomics, Inc. .....................  12/30/02       3,000,000      13.50        3,000,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
Dyad Corporation..........................  12/31/02    $  2,900,000      14.00%    $  2,910,000
DynaGen, Inc. ............................   6/17/02       1,733,300      13.50        1,764,415
Dyntec, Inc. .............................    7/7/02       2,500,000      14.00        2,500,000
Electronic Accessory Specialists Int'l,
  Inc. ...................................   6/23/02       1,600,000      13.50        1,600,000
Encor Technologies, Inc. .................   3/30/02       1,444,000      13.13        1,444,000
Endeavor Technologies, Inc. ..............    9/2/02       4,000,000      13.50        4,000,000
Entek Scientific Corporation..............   5/22/02       1,090,000      13.00        1,108,984
Entek Scientific Corporation..............   6/28/01       2,500,000      13.00        2,500,000
Express Shipping Centers, Inc. ...........   9/22/00       1,697,598      13.25        1,955,394
Express Shipping Centers, Inc. ...........    5/1/02         250,000      13.25          250,000
Express Shipping Centers, Inc. ...........   7/14/98         150,000      15.00          150,000
Faxnet Corporation........................   6/17/02       1,900,000      13.00        1,911,669
FDL, Inc. ................................   1/30/02       1,750,000      13.50        1,800,004
Film Technologies International, Inc. ....   2/27/02       1,500,000      14.00        1,500,000
FoodNet Holdings, LLC.....................   7/22/01       1,500,000      13.50        1,500,000
Fortrend Engineering Corp. ...............   8/30/01       1,500,000      12.99        1,500,000
Fypro, Inc. ..............................  12/17/01       1,166,000       8.00        1,016,000
Gardner Wallcovering, Inc. ...............   3/28/01         235,000      13.50          240,250
General Materials Management, Inc. .......   7/29/01       2,500,000      13.50        2,250,000
Generation 2 Worldwide LLC................  10/31/00       2,000,000      14.00        2,000,000
Global Marine Electronics, Inc. ..........    5/1/01       1,350,000      13.00        1,350,000
Gloves Inc. ..............................    5/1/02       1,500,000      13.00        1,500,000
Good Food Fast Companies, The.............  12/10/01       2,500,000      13.50        2,500,000
Gulfstream International Airlines Inc. ...   7/29/99       1,490,000      13.00        1,498,517
Gulfstream International Airlines Inc. ...   9/25/00       1,000,000      14.00        1,000,000
Gulfstream International Airlines Inc. ...   3/19/02       1,500,000      14.00        1,500,000
Gulfstream International Airlines Inc. ...   12/1/99       2,200,000      14.00        2,200,000
H & H Acq. Corp. .........................   8/30/01       1,500,000      14.00        1,500,000
Home Link Services, Inc. .................  12/30/01         300,000      14.00          300,000
Hunt Assisted Living, LLC.................  10/17/02       2,999,900      12.00        2,999,904
Hunt Incorporated.........................   3/31/00       3,000,000      14.00        3,000,000
Hydrofuser Industries, Inc. and
  affiliates..............................   7/30/02         885,039      13.00          932,006
I. Schneid Acquisition, LLC...............    4/1/01       2,000,000      14.00        2,000,000
IJL Holdings, Inc. .......................   9/12/02       1,250,000      13.50        1,250,000
ILD Communications, Inc. .................   5/10/01       1,500,000      13.50        1,500,000
In-Store Services, Inc. ..................   4/19/00       1,188,000      14.00        1,194,600
Johnston County Cable, L.P. ..............   8/31/00       1,990,000      14.00        1,994,676
Karawia Industries, Inc. .................   3/27/02       2,500,000      14.00        2,500,000
KWC Management Co., LLC...................   4/25/01         500,000      14.00           50,000
Lane Acquisition Corporation..............  11/21/01       4,000,000      13.75        4,000,000
Leisure Clubs International, Inc. ........    4/1/01       1,485,000      14.00        1,490,250
Leisure Clubs International, Inc. ........   3/27/02         125,000      14.00          125,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
M & M Industries, Inc. ...................   2/26/02    $  2,250,000      14.00%    $  2,250,000
Master Graphics, Inc. ....................   5/31/02       4,300,000      13.25        4,300,000
Mayo Hawaiian Corp. ......................   6/27/01       2,200,000      14.00        2,200,000
MBA Marketing Corporation.................    2/4/99       1,782,000      12.50        1,796,100
McAuley's Incorporated....................   7/31/01       3,000,000      13.00        3,000,000
MCG, Inc. ................................  12/23/02       1,500,000      13.50        1,500,000
Mead-Higgs Company, Inc. .................   5/19/02       1,400,000      14.00        1,400,000
Merge Technologies, Inc. .................   6/30/02       2,000,000      13.50        2,000,000
Mesa International, Inc. .................   1/23/02       3,800,000      14.00        3,800,000
Metals Recycling Technologies Corp. ......  10/31/01       2,000,000      14.00        2,000,000
MetroLease, Inc. .........................   7/29/02       2,495,000      13.50        2,495,498
Money Transfer Systems, Inc. .............   7/24/00         247,500      14.00          248,760
Money Transfer Systems, Inc. .............  12/20/00         148,500      14.00          149,125
Money Transfer Systems, Inc. .............    3/1/01         148,500      14.00          149,050
Money Transfer Systems, Inc. .............    5/2/01         148,500      14.00          148,950
Money Transfer Systems, Inc. .............    7/8/01         148,500      14.00          148,950
Money Transfer Systems, Inc. .............   10/1/01         148,500      14.00          148,875
Money Transfer Systems, Inc. .............    1/5/02         245,000      14.00          245,996
Money Transfer Systems, Inc. .............    3/6/02         250,000      14.00          250,000
Money Transfer Systems, Inc. .............   7/15/02         250,000      14.00          250,000
Moore Diversified Products, Inc. .........   6/16/00         800,000      13.50          800,000
Moore Diversified Products, Inc. .........   3/27/02       1,000,000      13.50        1,000,000
Multicom Publishing, Inc. ................   3/29/01       1,025,000      13.00        1,068,328
Multicom Publishing, Inc. ................    demand          51,556      14.00           51,556
Multicom Publishing, Inc. ................    demand         650,000      14.00          650,000
Multicom Publishing, Inc. ................    demand          70,000      14.00           70,000
Multicom Publishing, Inc. ................    demand         160,000      14.00          160,000
Multimedia Learning, Inc. ................    5/8/00       1,500,000      14.00        1,500,000
Multimedia Learning, Inc. ................   4/18/01         500,000      13.50          500,000
Multimedia Learning, Inc. ................   9/12/01         750,000      13.50          750,000
Mytech Corporation........................   9/25/02       1,400,000      13.50        1,400,000
NASC, Inc. ...............................   6/26/01       1,500,000      13.50        1,500,000
NASC, Inc. ...............................  12/13/98         500,000      13.50          500,000
National Health Systems, Inc. ............   10/1/99         420,000      12.50          127,000
Nationwide Engine Supply, Inc. ...........   1/12/99       2,475,000      12.00        2,495,016
Nationwide Engine Supply, Inc. ...........   9/26/01       1,000,000      13.50        1,000,000
NetForce, Inc. ...........................  11/27/02       2,000,000      14.00        2,000,000
NRI Service and Supply L.P. ..............   2/13/00       2,225,000      14.00        2,239,595
Omni Home Medical, Inc. ..................   3/30/02       2,000,000      14.00        2,000,000
One Call Comprehensive Care, Inc. ........  12/19/01       1,500,000      14.00        1,500,000
One Call Comprehensive Care, Inc. ........   3/31/02         500,000      14.00          500,000
One Call Comprehensive Care, Inc. ........   1/31/98         300,000      14.00          300,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
One Call Comprehensive Care, Inc. ........   1/31/98    $    175,000      14.00%    $    175,000
One Coast Network Corporation.............  11/17/02       5,000,000      14.00        5,000,000
Orchid Manufacturing Group, Inc. .........   9/14/00       2,960,000      13.00        2,976,675
Orchid Manufacturing Group, Inc. .........  12/28/00       1,000,000      13.50        1,000,000
Outdoor Promotions LLC....................  11/26/02         850,000      13.75          850,000
Pacific Linen, Inc. ......................   12/3/02       2,951,976      13.50        2,961,110
Palco Telecom Service, Inc. ..............  11/22/99       1,300,000      12.00        1,300,000
Paradigm Valve Services, Inc. ............  11/12/01       1,600,000      13.50        1,600,000
Pathology Consultants of America, Inc. ...  12/23/02       1,702,368      13.13        1,703,161
Patton Management Corporation.............   5/26/00       1,900,000      13.50        1,900,000
PaySys International, Inc. ...............   9/26/02       3,725,158      13.50        3,743,482
Pik:Nik Media, Inc. ......................   6/23/00       1,000,000      12.00        1,000,000
Pipeliner Systems, Inc. ..................   9/30/98         980,000      10.00          896,984
Plymouth, Inc. ...........................   9/28/00       1,000,000      13.00        1,000,000
Potomac Group, Inc. ......................  11/20/01       1,997,409      14.00        1,997,409
PRA International, Inc. ..................   8/10/00       1,980,000      13.50        1,989,657
Precision Panel Products, Inc. ...........   1/11/02       2,022,781      12.75        2,031,781
Precision Panel Products, Inc. ...........   1/11/02       2,348,026      14.00        2,348,026
Pritchard Paint & Glass Co. ..............   2/14/01         767,431      14.00          767,431
Pritchard Paint & Glass Co. ..............   2/10/01         200,000      14.00          200,000
Proamics Corporation......................   7/31/02       1,000,000      13.00        1,000,000
Professional Training Services, Inc. .....   9/30/02       3,400,000      13.25        3,400,000
Protect America, Inc. ....................   1/30/02       3,905,000      13.50        3,923,996
R & R International, Inc. ................   6/30/02       2,000,000      13.25        2,000,000
Ready Personnel, Inc. ....................   12/3/02       3,000,000      13.25        3,000,000
Recompute Corporation.....................   2/21/02       2,300,000      13.50        2,355,000
Reef Chemical Company, Inc. ..............   9/23/02       2,700,000      13.75        2,720,000
Relax the Back Corporation................   10/1/02       2,500,000      13.00        2,500,000
Rocky Mountain Radio Company LLC..........  11/10/01       3,000,000      13.50        3,000,000
Rynel Ltd., Inc. .........................   10/1/01       1,250,000      14.00        1,250,000
Saraventures Fixtures Inc. ...............   5/23/02       8,307,376      14.00        4,807,376
Sheet Metal Specialties, Inc. ............   6/20/01         250,000      14.00          250,000
Sheet Metal Specialties, Inc. ............   12/4/01         211,750      12.00          211,750
Sheet Metal Specialties, Inc. ............   1/24/02          38,250      12.00           38,250
SkillMaster, Inc. ........................   3/30/02       2,475,000      13.75        2,479,170
SkillSearch Corportion....................    2/5/98         496,000      13.00          500,153
Solutioneering, Inc. .....................   3/31/02       2,000,000      13.75        2,000,000
Southern Specialty Brands, Inc. ..........   6/30/02       1,732,500      14.00        1,739,508
Southern Therapy, Inc. ...................   4/22/02       1,000,000      13.50        1,000,000
Southern Therapy, Inc. ...................   7/28/02         500,000      13.50          500,000
Stealth Engineering, Inc. ................  12/31/02       1,500,000      13.50        1,500,000
Stratford Safety Products, Inc. ..........    3/1/02       2,125,000      13.50        2,138,750

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
Sub 1 Corporation (d/b/a Risk
  Management).............................   10/8/02    $    750,000      14.00%    $    750,000
Summit Publishing Group, Ltd. ............   3/17/99       1,485,000      12.00        1,496,500
Summit Publishing Group, Ltd. ............   7/26/01         625,000      14.00          625,000
Summit Publishing Group, Ltd. ............   1/16/98         250,000      14.00          250,000
Suncoast Medical Group, Inc. .............   9/14/99         485,000      13.50           91,998
Suncoast Medical Group, Inc. .............    6/7/00         495,000      14.00          420,913
Suncoast Medical Group, Inc. .............   2/23/01         522,000      14.00          447,747
Suncoast Medical Group, Inc. .............   2/23/01          71,700      14.00           21,700
Suncoast Medical Group, Inc. .............  12/31/98         625,000      13.50               --
TAC Systems, Inc. ........................   3/27/02       1,012,000      14.00        1,012,000
TAC Systems, Inc. ........................   1/31/98         500,000      14.00          500,000
TCOM Systems, Inc. .......................   3/30/04         397,740       0.00          397,740
TeleCommunication Systems, Inc. ..........   9/20/02       3,000,000      14.00        3,000,000
Telecontrol Systems, Inc. ................   9/30/02       2,500,000      14.00        2,500,000
Temps & Co., Inc. ........................   5/12/02       3,000,000      13.25        3,000,000
The Moorings, LLC.........................  12/31/01       1,655,500      13.00        1,799,050
The Moorings, LLC.........................  11/17/02       2,500,000      13.00        2,500,000
Thomas Holding Company (d/b/a Sports &
  Social Clubs of the U.S.)...............   5/21/02       1,500,000      13.50        1,500,000
Tie and Track Systems, Inc. ..............  10/31/02       1,500,000      13.50        1,500,000
Towne Services, Inc. .....................  12/18/02       1,500,000      14.00        1,500,000
Trade Am International, Inc. .............   9/30/00       4,000,000      12.75        4,000,000
TRC Acquisition Corporation...............  10/21/01       2,000,000      13.50        2,000,000
UltraFab, Inc. ...........................   6/27/01       1,500,000      14.00        1,500,000
Umbrellas Unlimited, LLC..................   8/21/02         314,691      14.00          264,691
Unicoil, Inc. ............................   9/28/02       2,000,000      13.50        2,000,000
Unique Electronics, Inc. .................  11/30/99         600,000      10.67          600,000
Unique Electronics, Inc. .................  10/10/02         300,000      13.00          300,000
UOL Publishing, Inc. .....................  10/31/99          32,353       6.00           32,348
Valdawn Watch Company.....................   4/13/00       2,160,000      14.00        1,525,000
Valdawn Watch Company.....................   8/21/02       1,000,000      14.00        1,000,000
Valdawn Watch Company.....................   1/30/98         100,000      14.00          100,000
VDW Farms, Ltd. ..........................  11/25/02       1,500,000      14.00        1,500,000
Watts-Finnis Holdings, Inc. ..............  11/30/02       2,500,000      13.25        2,500,000
Wearever Health Products, LLC.............   3/31/02       1,500,000      13.50        1,500,000
Wearever Health Products, LLC.............  12/11/02         450,000      13.50          450,000
Wolfgang Puck Food Company, Inc. .........   5/20/02       5,000,000      12.50        5,000,000
Zahren Alternative Power Corp. ...........   1/30/00         495,000      13.00          497,071
Zahren Alternative Power Corp. ...........  11/27/99       1,980,000      13.00        1,993,619
                                                        ------------                ------------
          Subtotals.......................              $375,031,495                $365,465,224
                                                        ------------                ------------

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                         COUPON
                                                                        INTEREST
LOANS                                       MATURITY        COST          RATE       FAIR VALUE
-----                                       --------    ------------    --------    ------------
TANDEM CAPITAL LOANS TO PUBLICLY TRADED
  COMPANIES
Altris Software, Inc. ....................   6/27/02    $  2,415,000      11.50%    $  2,454,000
Berger Holdings, Inc. ....................    1/2/03       1,796,000      12.25        1,799,400
Bikers Dream, Inc. .......................  11/17/98       2,390,625      12.00        2,392,448
Cover-All Technologies, Inc. (convertible
  at $1.25/sh.)...........................   3/31/02       3,000,000      12.50        5,150,000
Digital Transmission Systems, Inc.
  (convertible at $10.25/sh.).............   9/25/02       4,000,000      11.50        4,000,000
Environmental Tectonics Corporation.......   3/27/04       3,500,770      12.00        3,534,054
Smartchoice Automotive Group (convertible
  at $6/sh.)..............................   3/12/99       3,500,000      12.00        3,500,000
Smartchoice Automotive Group (convertible
  at $6/sh.)..............................   5/13/02       4,000,000      12.00        4,000,000
Teltronics, Inc. (convertible at
  $4/sh.).................................   2/13/02       4,250,000      11.00        4,250,000
Universal Automotive Industries, Inc. ....   7/11/02       4,500,000      12.25        4,500,000
                                                        ------------                ------------
          Subtotals.......................              $ 33,352,395                $ 35,579,902
                                                        ------------                ------------
CANADIAN LOANS
Century Pacific Greenhouses Ltd.*.........   4/14/02    $  1,002,794      13.00%    $  1,002,794
Copperhead Chemical Company, Inc. ........  10/23/02         500,000      12.50          500,000
Daxxes Corporation*.......................   12/1/02         847,997      13.00          847,997
Eagle Quest Golf Center Inc. .............   6/20/02       1,600,000      13.50        1,600,000
Executrain (3199673 Canada Inc.)*.........   10/1/02         292,105      13.00          292,105
Executrain (3199673 Canada Inc.)*.........  12/24/02         559,910      13.00          559,910
Glen Oak Inc.*............................  12/17/02       1,268,678      12.50        1,268,678
Graphic Workshop (1246568 Ontario
  Inc.)*..................................   9/30/02         360,787      12.50          360,787
Newfoundland Career Academy Ltd.*.........    8/8/02         860,172      13.50          860,172
Quadravision Communications Ltd.*.........   4/11/02         437,956      13.00          437,956
Race Face Components, Inc.*...............   11/1/02         433,463      12.00          433,463
SFG Technologies Inc.*....................   7/30/02         724,218      13.00          724,218
Sirvys Systems (3404447 Canada Inc.)*.....  12/30/02         704,037      14.00          704,037
Street Level (1216069 Ontario Ltd.)*......  12/29/02         348,651      13.00          348,651
Supplements Plus Natural Vitamins &
  Cosmetics, Ltd.*........................   10/3/03         144,823      16.50          144,823
Systech Group, Inc.*......................   3/31/02         874,636      13.00          874,636
                                                        ------------                ------------
          Subtotals.......................              $ 10,960,227                $ 10,960,227
                                                        ------------                ------------
          Total Loans.....................              $419,344,117                $412,005,353
                                                        ============                ============

---------------
* Loan cost and fair value are stated in US dollars. Loan principal is denominated in Canadian dollars.

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                       COST OR
                                                       NUMBER OF     CONTRIBUTED
EQUITY INTERESTS                                         SHARES         VALUE       FAIR VALUE
----------------                                       ----------    -----------    -----------
PUBLICLY TRADED INVESTMENTS
American Consolidated Laboratories, Inc. Common
  Stock..............................................   1,000,000    $ 1,000,000    $   175,000
American Network Exchange, Inc. Common Stock.........      76,222         21,879         65,741
American Network Exchange, Inc. Common Stock.........      63,429              0              0
Cardiac Control Systems, Inc. Common Stock...........      50,000        250,000         25,313
Compass Plastics & Technologies Inc. Common Stock....     447,144          2,000      2,373,589
Medical Resources Inc. Common Stock..................      55,549      1,000,000        358,060
Moovies, Inc. Common Stock...........................     156,110          1,561        149,280
Multicom Publishing, Inc. Common Stock...............     844,354          8,444         41,477
National Vision Associates, Ltd. Common Stock........     208,698      1,771,149      1,087,838
Network Event Theaters, Inc. Common Stock............     412,397      2,114,772      1,335,135
Premiere Technologies, Inc. Common Stock.............      25,000              0        603,750
QuadraMed Corporation Common Stock...................      11,422              0        209,546
UOL Publishing, Inc. Common Stock....................      32,728          8,494        362,735
Vista Information Solutions, Inc. Common Stock.......   1,015,000              0      3,387,563
Vista Information Solutions, Inc. Common Stock.......     143,032              0        371,287
NON-TRADED EQUITY INVESTMENTS IN PUBLIC COMPANIES
Altris Software, Inc. Preferred Stock -- convertible
  at $6.00/sh. ......................................       3,000      3,000,000      3,000,000
American Consolidated Laboratories, Inc. Preferred
  Stock -- Series A..................................   2,720,141      2,720,141      2,375,000
Berger Holdings, Ltd. Preferred Stock -- Series A;
  convertible at $4.25/sh. ..........................      25,000      2,500,000      2,500,000
Clinicor, Inc. Preferred Stock -- Series B...........      50,000      5,000,000      5,000,000
Environmental Tectonics Corporation Preferred
  Stock -- Series A; convertible at $7.50/sh. .......      25,000      2,500,000      2,500,000
Multicom Publishing, Inc. Preferred Stock -- Series
  A..................................................     235,000      1,175,000              0
Vista Information Solutions, Inc. Preferred Stock --
  Series E; convertible at $2.75/sh. ................       2,500      2,500,000      2,800,000
Vista Information Solutions, Inc. Preferred Stock --
  Series E; convertible at a price to be determined
  in June 1998.......................................       2,500      2,500,000      2,500,000
EQUITY INVESTMENTS IN PRIVATE COMPANIES
Bravo Corporation Common Stock.......................      69,391        106,950        350,000
Caldwell/VSR Inc. Preferred Stock....................         890        890,000        890,000
CellCall, Inc. Common Stock..........................         358         10,465        100,000
Clearidge, Inc. Preferred Stock -- Series A..........  10,800,000      2,700,000      2,700,000
Clearidge, Inc. Common Stock.........................   4,000,000      1,000,000      1,000,000
Corporate Flight Management, Inc. Common Stock.......      66,315            663            663
CSM, Inc. Class A Common Stock.......................      99,673        100,000        100,000
Dentalcare Partners, Inc. Preferred Stock -- Series
  E..................................................     510,617        819,639        300,000
Front Royal, Inc. Common Stock.......................     110,000        275,000        400,000
Fypro, Inc. Preferred Stock -- Series A..............   4,659,480      4,659,480      4,048,480

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                       COST OR
                                                       NUMBER OF     CONTRIBUTED
EQUITY INTERESTS                                         SHARES         VALUE       FAIR VALUE
----------------                                       ----------    -----------    -----------
Gulfstream International Airlines, Inc. Preferred
  Stock -- Series A..................................         216    $ 3,000,000    $ 3,000,000
Home Link, Inc. Preferred Stock......................   1,000,000      1,000,000        750,000
Kentucky Kingdom, Inc. Common Stock..................      24,142        238,316        500,000
Palco Telecom Service Common Stock...................     157,895          1,579        100,000
Paysys International, Inc. Common Stock..............     150,000            300        600,000
Pipeliner Systems, Inc. Preferred Stock -- Series
  D..................................................       5,000      1,000,000        800,000
Potomac Group, Inc. Preferred Stock -- Series A......     800,000      1,000,000      2,000,000
Potomac Group, Inc. Common Stock.....................   1,437,681        292,370      1,799,038
PRA International, Inc. Common Stock.................     148,577        211,174      2,046,174
Recompute Corporation Common Stock...................     125,000        250,000        125,000
Relevant Knowledge, Inc. Preferred Stock -- Series
  B..................................................     312,500        500,000        500,000
Relevant Knowledge, Inc. Common Stock................      75,000        120,000        120,000
Saraventures Fixtures, Inc. Preferred Stock..........       3,510      1,659,469              0
Skillsearch Corporation Common Stock.................       5,998        554,035        125,000
Teltrust, Inc. Common Stock..........................     175,677              0        525,000
Unique Electronics, Inc. Preferred Stock -- Series
  A..................................................   1,000,000      1,000,000        675,000
Valdawn Watch Co. Preferred Stock....................         240        240,000              0
Voice FX Corporation Common Stock....................      24,078        110,001         25,000
Zahren Alternative Power Corporation Common Stock....         700        210,000        210,000
Zahren Alternative Power Corporation Preferred
  Stock..............................................         200        200,000        200,000
                                                                     -----------    -----------
          Total Equity Interests.....................                $50,222,881    $55,210,669
                                                                     ===========    ===========

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
PUBLICLY TRADED COMPANIES
American Consolidated Laboratories,
  Inc..............................      1,050,563       9.69%      $    214,312    $    183,849
American Network Exchange, Inc.....         13,988       0.00                  0               0
Cardiac Control Systems, Inc.......        150,000       4.35                  0          50,625
Cardiac Control Systems, Inc.......         50,000       2.15                  0               0
Consumat Systems, Inc..............        250,000      20.00                  0          84,375
Consumat Systems, Inc..............         66,379       5.00                  0               0
DynaGen, Inc.......................        266,700       0.01            266,700          23,336
Encore Medical Corporation.........         69,841       0.01                  0               0
HydroFuser Industries, Inc.........        662,245       5.00            469,684         463,572
Moovies, Inc.......................         20,000       0.20                  0               0
Multicom Publishing, Inc...........        163,791       2.40            800,000          10,265
Vista Information Solutions,
  Inc..............................         47,582       0.20                  0         158,805
Vista Information Solutions,
  Inc..............................         10,000       0.05                  0          25,958

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
TANDEM CAPITAL WARRANTS IN PUBLICLY
  TRADED COMPANIES
Altris Software, Inc. (exercise
  price $6/sh.)....................        300,000       3.00%      $    585,000    $    450,000
Berger Holdings, Ltd. (exercise
  price $4.25/sh.).................        240,000       4.60            204,000         204,000
Bikers Dream, Inc. (exercise price
  $1/sh.)..........................        437,500       1.55            109,375         109,375
Environmental Tectonics Corp.
  (exercise price $1/sh.)..........        166,410       5.00            499,230         700,000
Smartchoice Automotive Group, Inc.
  (exercise price $3/sh.)..........        300,000       2.50                  0         200,000
Universal Automotive Industries,
  Inc. (exercise price will be 80%
  of average closing bid price for
  the 20 days prior to 7/11/98)....        450,000       6.00                  0         175,000
PRIVATE COMPANIES
Action Sports Group, LLC...........          3,350      10.00                  0               0
Aero Products Corporation..........          30.61      25.00                  0               0
Affinity Corporation...............            550       9.67             20,000          20,000
Alignis, Inc.......................        111,684       4.00                  0               0
American Corporate Literature,
  Inc..............................        344,392      28.18             17,000          17,000
American Rockwool Acquisition
  Corp.............................      1,100,000      11.00                  0         400,000
Amscot Holdings, Inc...............          2,421      32.94                  0               0
Anton Airfoods, Inc................            124      11.00                  0         225,000
Associated Response Services,
  Inc..............................            559      36.35             14,000       1,000,000
Assured Power, Inc.................            280      12.00                  0               0
Atlantic Security Systems, Inc.....             99       9.00                  0               0
Auburn International, Inc..........        175,214       5.50            150,000         150,000
Austin Innovations, Inc............         35,146       3.00             50,000          50,000
Auto Rental Systems, Inc...........        144,869       8.00                  0               0
Aviation Holdings Ltd.
  (Newfoundland affiliate).........          1,570       3.60                  0               0
Avionics Systems, Inc..............     15% of Co.      15.00                  0               0
B & N Company, Inc.................             81       4.00             40,000               0
BankCard Services Corporation......        149,261      32.00              3,000               0
BiTec Southeast, Inc...............          1,480      15.00             21,000               0
Bohdan Automation, Inc.............        404,564       3.00                  0               0
BroadNet, Inc......................        265,568      15.00                  0               0
BUCA, Inc..........................         96,666       1.27            434,997         434,997
Bug.Z, Inc. and Subsidiaries.......        821,121      12.50                  0               0
C.J. Spirits, Inc..................        180,000      10.00              7,500               0
Caldwell/VSR Inc...................            159      15.93                  0               0
Cartech Holdings, Inc..............        280,702      25.00                  0               0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
Carter Kaplan Holdings, LLC........     24% of LLC      24.00%      $      6,100    $          0
Catalina Food Ingredients, Inc.....           10.2       9.25                  0               0
Cedaron Medical, Inc...............        173,981       4.25                  0               0
Century Pacific Greenhouses LTD....        177,418       6.30                  0               0
CF Data Corp.......................            257      20.50             17,500         150,000
Champion Glove Manufacturing Co.,
  Inc..............................        538,614       6.88                  0               0
Check Into Cash, Inc...............         63,789       5.00            461,000         461,000
Clearidge, Inc.....................        442,164       1.30                  0               0
CLS Corporation....................        126,997       4.22                  0               0
CMHC Systems, Inc..................          3,231       4.20                  0               0
CMP Enterprises, LLC...............  15.17% of LLC      15.17                  0               0
Colonial Investments, Inc..........            360      32.00                  0               0
Columbus Medical Holdings, LLC.....         17,455      12.00                  0               0
Continental Diamond Cutting
  Company..........................            112      10.00                  0               0
Copperhead Chemical Company,
  Inc..............................             93       4.20                  0               0
Corporate Link, Inc................            190      16.00                  0               0
Cort Investment Group, Inc. (d/b/a
  Contract Network)................         90,000       9.00            180,000         180,000
Creighton Shirtmakers, Inc.........         30,250      30.25                  0               0
CSM, Inc...........................        130,000      13.00                  0               0
Cybo Robotics, Inc.................      1,700,000       8.68                  0               0
Dalt's, Inc........................            140      28.00                  0               0
Data National Corporation..........        275,682      13.00            450,000         450,000
Daxxes Corporation.................         61,766       2.94                  0               0
Delaware Publishing Group, Inc.....          8,534      47.67             15,000               0
Dentalcare Partners, Inc...........        666,022       4.98             10,000          10,000
DFI/Aeronomics Incorporated........         94,525       0.50                  0               0
Dyad Corporation...................            615       5.00            600,000         600,000
Dyntec, Inc........................        126,667      15.00                  0               0
Eagle Quest Golf Centers, Inc......        407,135       1.40                  0         250,000
Electronic Accessory Specialists
  Int'l, Inc.......................          3,694       3.00                  0         250,000
Encor Technologies, Inc............           7.46       6.84                  0               0
Endeavor Technologies, Inc.........        557,490       5.00                  0         550,000
Entek Scientific Corporation.......        260,710       5.75            160,000         850,000
Executrain (3199673 Canada Inc.)...        18.0012      12.60                  0               0
Express Shipping Centers, Inc......         91,352       6.25            552,402         262,622
FaxNet Corporation.................        190,321       2.50            100,000         100,000
FDL, Inc...........................            548      16.00            250,000         250,000
Film Technologies International,
  Inc..............................              8       7.50                  0               0
Foodnet Holdings, LLC..............     12% of LLC      12.00                  0               0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
Fortrend Engineering Corp..........        437,552       3.25%      $          0    $          0
Front Royal, Inc...................        240,458       1.85                  0         875,000
Fypro, Inc.........................        255,882      15.00                  0               0
Gardner Wallcovering, Inc..........              2       2.00             15,000          15,000
General Materials Management
  Inc..............................        600,000      10.00                  0               0
Generation 2 Worldwide LLC.........     28% of LLC      28.00                  0               0
Glen Oak Inc.......................             93       7.50                  0               0
Global Marine Electronics, Inc.....          5,137      18.00                  0               0
Gloves Inc.........................          5,000       5.00                  0               0
Good Food Fast Companies, The......        174,779      17.00                  0               0
Graphic Workshop (1246568 Ontario
  Inc.)............................            462       4.62                  0               0
Gulfstream International Airlines,
  Inc..............................            271      39.00             10,000         140,000
H & H Acqu. Corp...................          3,600      22.50                  0         160,000
Home Link Services, Inc............        166,667      20.00                  0               0
Hoveround Corporation..............            850      10.00                  0       3,750,000
HPC America, Inc...................              5       2.75                  0               0
                                     7.2% of Class
Hunt Assisted Living, LLC..........              A       7.20                  0               0
                                     4.8% of Class
Hunt Assisted Living, LLC..........              B       4.80                100             100
Hunt Incorporated..................             49      11.00                  0         125,000
Hunt Leasing & Rental
  Corporation......................            295      11.00                  0         125,000
I. Schneid Holdings LLC............     21% of LLC      21.00                  0               0
IJL Holdings, Inc..................             99       9.00                  0               0
ILD Communications, Inc............          5,429       3.20                  0         750,000
In Store Services, Inc.............            429      12.50             12,000          12,000
Isthmus, Inc.......................          38.25       3.50                  0               0
Johnston County Cable L.P..........   31.94% of LP      31.94            110,000         600,000
K.W.C. Management Corp.............            794      24.40                  0               0
Karawia Industries, Inc............          1,391      12.00                  0               0
Lane Acquisition Corporation.......         11,667      10.00                  0               0
Leisure Clubs International,
  Inc..............................            433      25.00             15,000               0
Lovett's Buffet, Inc...............        540,424       8.00                  0         400,000
M & M Industries, Inc..............      1,659,113      15.00                  0               0
Master Graphics, Inc...............              5       6.00                  0         950,000
Mayo Hawaiian Corp.................            105       9.50                  0               0
MBA Marketing Corporation..........         11,785       4.50             18,000          18,000
McAuley's Incorporated.............             64       6.00                  0               0
MCG, Inc...........................        121,518       4.50                  0               0
Mead-Higgs, Inc....................          2,500      10.00                  0               0
Merge Technologies, Inc............         21,449       3.25                  0         500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
Mesa International, Inc............          18.51      16.00%      $          0    $    750,000
Metals Recycling Technologies
  Corp.............................        257,801       5.00                  0               0
MetroLease, Inc....................         26,471      20.00              5,000           5,000
Money Transfer Systems, Inc........            137      12.00             15,000         500,000
Moore Diversified Products, Inc....          17.04      15.00                  0               0
Multimedia Learning, Inc...........        183,968      10.82                  0         650,000
Mytech Corporation.................        172,098       3.50                  0               0
NASC, Inc..........................          2,652      23.00                  0               0
Nationwide Engine Supply, Inc......      1,337,379      21.34             25,000          25,000
NetForce, Inc......................             67       6.25                  0               0
Newfoundland Career Academy Ltd....          6,278       3.60                  0               0
NRI Service and Supply, L.P........    27.5% of LP      27.50             25,000          25,000
Omni Home Medical, Inc.............          2,672      15.00                  0               0
One Call Comprehensive Care,
  Inc..............................        279,481      21.00                  0               0
One Coast Network Corporation......        763,666      15.63                  0               0
Orchid Manufacturing, Inc..........      1,219,047       2.61             40,000         600,000
Outdoor Promotions LLC.............      5% of LLC       5.00                  0               0
P.A. Plymouth, Inc.................         92,647      15.00                  0         475,000
Pacific Linens, Inc................        365,349       7.81            548,024         548,024
Paradigm Valve Services, Inc.......         30,000      12.00                  0               0
Pathology Consultants, Inc.........        317,553       6.00             47,633          47,632
Patton Management Corporation......            511      12.00                  0         185,000
PaySys International, Inc..........         37,660       0.40            274,826         150,000
Pipeliner Systems, Inc.............      2,400,000      23.34             20,000               0
Precision Panel Products, Inc......            122       8.25             15,000               0
Pritchard Glass, Inc...............         12,500      25.00                  0               0
Proamics Corporation...............        382,299       3.50                  0               0
Professional Training Services,
  Inc..............................        255,600       2.40                  0               0
Protect America, Inc...............         12,200      10.00             95,000          95,000
Quadravision Communications
  Limited..........................             10       1.00                  0               0
R & R International, Inc...........         67,021       6.00                  0               0
Race Face Components. Inc..........          3,465      11.55                  0               0
Ready Personnel, Inc...............        101,565      12.50                  0               0
Recompute Corporation..............        611,144       8.00            300,000         600,000
Reef Chemical Company, Inc.........        183,215       3.00            300,000         300,000
Relax the Back Corporation.........      1,156,042      10.00                  0               0
Rynel Ltd., Inc....................        390,517      15.00                  0               0
Saraventures Fixtures, Inc.........             25      20.00                  0               0
Scandia Technologies, Inc..........            327      25.50                  0               0
SFG Technologies Inc...............         29,814       1.38                  0               0
Sheet Metal Specialties, Inc.......            587      37.00                  0               0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
Sirvys Systems (3404447 Canada
  Inc.)............................        134,400       3.36%      $          0    $          0
SkillMaster, Inc...................            117       5.51             25,000          25,000
SkillSearch Corporation............          2,381       7.59            250,000          50,000
Solutioneering, Inc................         13,135       7.50                  0               0
Southern Specialty Brands, Inc.....         10,000      10.00             17,500          17,500
Southern Therapy, Inc..............            333      10.00                  0         400,000
Stealth Engineering, Inc...........        228,820      14.00                  0               0
Stratford Safety Products, Inc.....         114.21      10.25             75,000          75,000
Street Level (1216069 Ontario
  Ltd.)............................         68,373       5.88                  0               0
Sub 1 Corporation (d/b/a Risk
  Management)......................             15      13.00                  0               0
Suncoast Medical Group, Inc........        580,159      24.00             25,000               0
Superior Pharmaceutical Co.........     10% of Co.      10.00                  0               0
Supplements Plus Natural Vitamins &
  Cosmetics, Ltd...................         1.3125       1.68                  0               0
Systech Group, Inc.................         34,330       2.10                  0               0
TAC Systems, Inc...................        315,838       3.60                  0               0
TeleCommunication Systems, Inc.....         96,774       6.00                  0               0
Telecontrol Systems, Inc...........        530,303      17.50                  0               0
Temps & Co., Inc...................             53       5.00                  0               0
The Moorings, LLC..................          9,493      14.50            344,500         200,000
Thomas Holding Company (d/b/a
  Sports & Social Clubs)...........             11      10.00                  0               0
Tie and Track Systems, Inc.........          1,645      14.00                  0               0
Towne Services, Inc................        308,982       2.00                  0               0
Trade Am International, Inc........        335,106       6.00                  0               0
TRC Acquisition Corporation........        375,000      12.50                  0               0
UltraFab, Inc......................        120,000      12.00                  0               0
UltraFab Vessels, Inc..............        120,000      12.00                  0               0
Unicoil, Inc.......................         86,239       8.50                  0               0
Unique Electronics, Inc............     30% of Co.      30.00                  0               0
Valdawn Watch Co...................            400      80.00                  0               0
VanGard Communications Co., LLC....   14.4% of LLC      14.40                  0               0
VDW Farms, Ltd.....................     10% of Co.      10.00                  0               0
Voice FX Corporation...............        233,112       8.00                  0         250,000
Watts-Finniss Holdings, Inc........          7,146      10.94                  0               0
Wearever Healthcare Products,
  LLC..............................        416,359      16.14            250,000         250,000
WJ Holdings, Inc...................        250,000      25.00                  0               0
Wolfgang Puck Food Company, Inc....         80,065       1.35                  0               0
Zahren Alternative Power
  Corporation......................          1,168       6.54             25,000         400,000
                                                                    ------------    ------------
          Total Warrants...........                                 $  9,610,383    $ 24,543,035
                                                                    ============    ============

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1997

                                                                      COST OR
                                       NUMBER OF      PERCENTAGE    CONTRIBUTED
          STOCK WARRANTS                SHARES        OWNERSHIP        VALUE         FAIR VALUE
          --------------             -------------    ----------    ------------    ------------
OTHER INVESTMENTS (SEE NOTE 3)
SWS3, Inc. -- Expected proceeds
  from sale of mfg. plant..........             --         --       $    521,926    $    371,926
Hancock Company -- Royalty stream
  to be collected from sale of
  Gitman brand name................             --         --          1,700,000         300,000
HSA International,
  Inc. -- Anticipated proceeds from
  litigation.......................             --         --          1,150,000       1,000,000
Capitalized workout expenses.......             --         --            868,577         768,577
                                                                    ------------    ------------
          Total Other
            Investments............                                 $  4,240,503    $  2,440,503
                                                                    ------------    ------------
          Total Investments........                                 $483,417,884    $494,199,560
                                                                    ============    ============

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED PORTFOLIO OF INVESTMENTS
                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
2021. Interactive, LLC...........................    4/6/03   $  2,500,000    13.50%    $  1,250,000
ACT Teleconferencing, Inc. ......................   3/31/03      1,242,294    13.50        1,297,446
Action Sports Group, LLC.........................   8/19/02      1,750,000    13.00        1,000,000
Adavest Holdings, LLC............................   5/15/03      3,500,000    13.75        3,500,000
Addison Whitney, Inc. ...........................   10/2/03      2,000,000    14.00        2,000,000
Advanced Wireless Technologies...................   8/21/03      1,250,000    13.25        1,250,000
Affinity Fund, Inc. .............................  10/28/98      1,485,000    12.50        1,000,000
Affinity Fund, Inc. .............................  10/28/98        495,000    12.50          248,063
Affinity Fund, Inc. .............................   3/10/00      1,000,000    14.00          750,000
Air Age Services of San Antonio, Inc. ...........   4/30/03      3,500,000    13.50        3,000,000
Alignis, Inc. ...................................   2/28/02      2,500,000    13.00        2,500,000
Alliance Media Group, Inc. ......................   9/29/03      4,000,000    13.50        4,000,000
Amscot Holdings, Inc. ...........................   7/30/02      1,000,000    14.00                0
Anton Airfoods, Inc. ............................   5/21/02      5,000,000    13.50        5,000,000
Ashe Industries, Inc. ...........................  12/15/02        550,000     9.00          200,000
Associated Response Services, Inc. ..............   6/20/99      1,386,000    12.50        1,398,815
Associated Response Services, Inc. ..............    8/1/99        750,000    13.50          750,000
Associated Response Services, Inc. ..............    1/6/00        300,000    12.50          300,000
Associated Response Services, Inc. ..............   2/15/00        335,000    12.50          335,000
Associated Response Services, Inc. ..............   11/8/01        500,000    12.50          500,000
Associated Response Services, Inc. ..............   3/27/02      3,000,000    12.50        3,000,000
Auburn International, Inc. ......................  12/31/02      2,850,000    13.50          507,500
Austin Innovations, Inc. ........................    7/1/02      1,950,000    13.75        1,963,792
Avionics Systems, Inc. ..........................   7/19/01      3,000,000    13.50        1,500,000
B & N Company, Inc. .............................    8/8/00      2,970,000    12.50          583,500
B & N Company, Inc. .............................   3/28/01        990,000    13.00          393,841
BroadNet, Inc. ..................................    6/9/02      2,500,000    14.00          750,000
BUCA, Inc. ......................................  10/31/02      1,565,003    13.50        1,659,253
BUCA, Inc. ......................................   5/30/03      1,673,750    13.50        1,717,254
Bug.Z., Inc. ....................................   9/23/02      2,500,000    15.00        1,400,000
Bug.Z., Inc. ....................................   9/23/02        600,000    15.00          200,000
Caldwell/VSR Inc. ...............................   2/28/01      1,500,000    12.00        1,500,000
Caldwell/VSR Inc. ...............................   5/31/02         99,000     8.00           99,000
Caldwell/VSR Inc. ...............................   5/31/03      1,050,000     8.00          925,000
Caldwell/VSR Inc. ...............................    6/5/03        500,000    13.50          500,000
Campbell Software, Inc. .........................   2/11/03      2,000,000    13.50        2,000,000
Capital Network Systems, Inc. ...................  11/30/98        990,000    13.00          500,000
Capital Network Systems, Inc. ...................   1/31/99        990,000    13.00          500,000
Capital Sigma Investments, Inc. .................   4/30/03      2,250,000    13.50        2,250,000
Cardiac Control Systems, Inc. ...................   3/31/00      1,500,000    13.50        1,000,000
Caribou Coffee Company, Inc. ....................   1/25/03      4,153,528    12.50        4,308,716
Cartech Holdings, Inc. ..........................   4/29/01      1,500,000    13.00        1,500,000
CarStar A&B, Inc. ...............................   6/29/03      2,500,000    13.00        2,500,000
Cashland, Inc. ..................................  12/21/03      1,200,000    13.25        1,200,000
Cass Polymers, Inc. .............................  12/15/03      2,000,000    13.00        2,000,000
Catalina Food Ingredients, Inc. .................   3/30/02      3,500,000    13.00        3,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Cedaron Medical, Inc. ...........................   6/28/01   $  1,500,000    13.50%    $  1,000,000
CF Data Corp. ...................................   3/16/00      1,732,500    13.75        1,745,932
Check Into Cash, Inc. ...........................   11/7/01      3,039,000    14.00        3,231,075
Check Into Cash, Inc. ...........................   11/7/01      3,250,000    14.00        3,250,000
Chinese Media Group, LLC.........................   3/26/03      2,100,000    13.50        2,100,000
Clearidge, Inc. .................................   3/31/03      2,000,000    14.00        2,000,000
CMHC Systems, Inc. ..............................    7/1/02      1,400,000    13.50        1,400,000
CMP Enterprises, LLC.............................  12/10/02      3,500,000    13.00        3,500,000
Cold Jet, Inc. ..................................   6/30/03      1,000,000    14.00        1,000,000
Colonial Investments, Inc. ......................  10/16/00        800,000    13.75          725,000
Columbus Medical Holdings, LLC...................   1/31/02      4,000,000    13.75        4,000,000
Co-Mack Technologies, Inc. ......................   6/26/03      1,600,000    14.00        1,646,667
Compression, Inc. ...............................  12/17/02      3,700,000    13.50          700,000
Compression, Inc. ...............................   4/30/03      2,073,000    13.50          723,000
Consumat Systems, Inc. ..........................   7/15/99        250,000    14.00          250,000
Consumat Systems, Inc. ..........................   3/11/01      2,000,000    14.00        2,000,000
Continental Diamond Cutting Co. .................  10/28/99        375,000    13.00          375,000
Continental Diamond Cutting Co. .................  11/16/99        200,000    13.00          200,000
Corporate Link, Inc. ............................   6/13/00        162,956    14.00          162,956
Corporate Link, Inc. ............................  12/13/01        600,000    14.00          275,000
Cort Investment Group, Inc.......................   8/27/02      3,320,000    13.50        3,371,000
Counsel Press LLC................................    6/3/03      2,556,300    13.50        2,608,065
CPI Qualified Plan Consultants, Inc..............   8/24/03      2,500,000    13.50        2,500,000
Creighton Shirtmakers, Inc. and affiliates.......    demand      1,969,000    14.00        1,969,000
Creighton Shirtmakers, Inc. and affiliates.......    demand        100,000    14.00          100,000
CSM, Inc.........................................  12/31/01      1,400,000    14.00        1,400,000
Cybo Robotics, Inc. .............................   9/29/02      1,050,000    13.25          950,000
Cybo Robotics, Inc. .............................   9/29/02        700,000    13.25          625,000
Cybo Robotics, Inc. .............................   9/29/02      1,000,000    13.25          900,000
Cytech Systems, Inc..............................  10/20/03      1,440,000    14.00          200,000
Dalts, Inc. .....................................   4/28/01      2,000,000    13.50        1,500,000
Data National Corporation........................  12/10/02      1,050,000    13.75          722,500
Data Net Corporation.............................   8/28/03      1,250,000    13.00        1,250,000
Dreams, Inc. ....................................  11/16/03      2,400,000    14.00        2,420,000
Dyad Corporation.................................  12/31/02      2,900,000    14.00        3,030,000
DynaGen, Inc. ...................................   6/17/02      1,733,300    13.50          917,755
Dyntec, Inc......................................    7/7/02      2,500,000    14.00        2,500,000
Encor Technologies, Inc. ........................   3/30/02      1,178,000   13.125        1,178,000
Entek Scientific Corporation.....................   6/27/01      2,500,000    13.00        2,500,000
Entek Scientific Corporation.....................   5/22/02      1,090,000    13.00        1,141,528
ERDA, Inc. ......................................    5/1/03      2,500,000    13.50        2,500,000
Exhibit Emporium, LLC............................    9/1/03      3,600,000    14.00        3,600,000
Faxnet Corporation...............................   6/17/02      1,900,000    13.00        1,931,673
FDL, Inc. .......................................   1/30/02      1,750,000    13.50        1,850,008
Film Technologies International, Inc. ...........   2/27/02      1,500,000    14.00        1,500,000
FoodNet Holdings, LLC............................   7/22/01      1,500,000    13.50        1,500,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Fortrend Engineering Corp. ......................   8/30/01   $  1,500,000    12.99%    $    500,000
Gateway Communications, Inc. ....................   6/17/03      1,732,720    13.00        1,734,736
Generation 2 Worldwide LLC.......................  10/31/00      2,000,000    14.00        2,000,000
GerAssist, Inc. .................................   6/26/03      3,000,000    13.50        3,000,000
Gloves Inc. .....................................    5/1/02      1,500,000    13.00                0
Good Food Fast Companies, The....................  12/10/01      2,500,000    13.50          350,000
Good Food Fast Companies, The....................  12/10/01        454,102    14.00            4,102
Graphic Systems Group, Inc.......................   6/24/03      1,000,000    13.50        1,000,000
Green Tree Technologies, Inc.....................   9/17/03      3,000,000    13.00        3,000,000
Gulfstream International Airlines Inc. ..........   7/29/99      1,490,000    13.00        1,500,000
Gulfstream International Airlines Inc. ..........   12/1/99      2,200,000    14.00        2,200,000
Gulfstream International Airlines Inc. ..........   4/30/00      2,500,000    13.80        2,500,000
H & H Acq. Corp. ................................   8/30/01      1,500,000    14.00        1,500,000
Hunt Assisted Living, LLC........................  10/16/02      5,999,900    12.00        5,999,928
Hygrade Business Group, Inc......................  12/30/03      2,000,000    13.40        2,000,000
I.Schneid Acquisition, LLC.......................    4/1/01      2,000,000    14.00        2,000,000
ILD Communications, Inc..........................   5/10/01      1,500,000    13.50        1,500,000
Imtek Office Solutions, Inc. ....................   5/28/03      6,000,000    14.00        6,000,000
In-Store Services, Inc. .........................    1/1/99        350,000    14.00          350,000
In-Store Services, Inc. .........................   4/19/00      1,188,000    14.00        1,197,000
Integrated Distributors, LLC.....................   11/9/03      1,300,000    13.00        1,300,000
J. Fegely & Son Hardware Co., Inc. ..............   6/30/03      1,750,000    13.00        1,750,000
J. Fegely & Son Hardware Co., Inc. ..............   6/30/03        250,000    13.00          250,000
Jim Bridges Acquisition Company..................   3/31/03      1,500,000    14.00                0
Johnston County Cable, L.P. .....................   8/31/00      1,990,000    14.00        1,996,680
JRB Enterprises, Inc.............................    9/9/03      1,000,000    14.00        1,000,000
Karawia Industries, Inc. ........................   3/12/02      2,500,000    14.00        2,500,000
Lane Acquisition Corporation.....................  11/21/01      4,000,000    13.75        4,000,000
Leisure Clubs International, Inc. ...............    4/1/01      1,485,000    14.00        1,243,250
Leisure Clubs International, Inc. ...............   3/27/02        125,000    14.00           25,000
Lightfoot Software Company.......................   10/1/03      1,800,000    13.50        1,800,000
M & M Industries, Inc. ..........................   2/26/02      2,250,000    14.00        2,250,000
M.A.P.A., Inc. ..................................    9/3/03      3,000,000    13.75          675,000
M.A.P.A., Inc. ..................................   2/15/99        250,000    13.00          250,000
Marmot Mountain, Ltd.............................   3/27/03      2,750,000    13.00        2,791,670
Mayo Hawaiian Corp. .............................   6/27/01      2,200,000    14.00        2,200,000
MBA Marketing Corporation........................    2/3/99      1,332,000    12.50        1,349,700
McAuley's Incorporated...........................    1/2/99      3,750,000    13.00        3,750,000
MCG, Inc. .......................................  12/23/02      1,500,000    13.50        1,350,000
Mead-Higgs Company, Inc. ........................   5/19/02      1,400,000    14.00                0
MegaMarketing Corporation........................    3/5/03      2,800,000    14.00        2,833,330
Metrisa, Inc. ...................................   10/1/03      1,760,000    13.75        1,772,000
MetroLease, Inc. ................................   7/29/02      2,495,000    13.50        2,496,494
MetroLease, Inc. ................................   7/29/02      1,250,000    13.50        1,250,000
M. J. Wilkins, Inc...............................  11/13/03      3,900,000    13.50        3,900,000
MLG-LoBue LLC....................................   8/27/03      5,400,000    14.00        5,400,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
MMS Incentives, LLC..............................   4/15/03   $  2,250,000    13.00%    $  2,250,000
Mobility Electronics, Inc. ......................   6/23/02      1,600,000    13.50        1,600,000
Mobility Electronics, Inc. ......................   6/23/02      1,750,000    13.50        1,750,000
Moore Diversified Products, Inc. ................   6/16/00        800,000    13.50          800,000
Moore Diversified Products, Inc. ................   3/27/02      1,000,000    13.50        1,000,000
Multimedia 2000, Inc. ...........................    demand      2,999,999    14.00           99,999
Multimedia 2000, Inc. ...........................    demand      1,769,586    10.50          369,586
Mytech Corporation...............................   9/25/02      1,200,000    13.50        1,200,000
NASC, Inc. ......................................   10/1/99        500,000    13.50          500,000
NASC, Inc. ......................................   6/26/01      1,500,000    13.50        1,500,000
N&R Printing, Inc. ..............................    6/1/03      2,000,000    14.00        2,000,000
Nationwide Engine Supply, Inc. ..................   1/12/99        175,000    12.00          196,684
Nationwide Engine Supply, Inc. ..................   9/26/01        315,643    13.50          215,643
NetForce, Inc. ..................................  11/27/02      2,000,000    14.00        2,000,000
NRI Service and Supply L.P. .....................   2/13/00        675,000    14.00          392,097
Nunn Acquisition Corporation.....................   5/12/03      4,000,000    14.00        4,000,000
NWES, Inc........................................   8/31/00        765,644    11.25          765,644
Omni Home Medical, Inc. .........................   3/30/02      2,000,000    14.00        1,550,000
Omni Home Medical, Inc. .........................   9/10/99        440,000    14.00          440,000
Omni Products of Palm Beach, Inc. ...............   2/19/03      2,900,000    14.00        2,918,337
One Call Comprehensive Care, Inc. ...............    6/1/99      3,005,369    14.00        1,530,369
Online Resources & Communications Corp. .........   3/30/03      6,000,000    12.75        6,000,000
Online Resources & Communications Corp. .........   3/30/03      2,000,000    12.75        2,000,000
OpenConnect Systems Incorporated.................   7/30/03      5,000,000    13.00        5,000,000
Orchid Manufacturing Group, Inc. ................   9/14/00      2,960,000    13.00        2,984,679
Orchid Manufacturing Group, Inc. ................  12/28/00      1,000,000    13.50        1,000,000
Pacific Linen, Inc. .............................   12/3/02      2,951,976    13.50        1,070,718
Pacific Plus, Inc. ..............................    5/1/03      2,325,000    13.50        2,348,336
Packagenet, Inc. ................................   1/15/99        150,000    15.00                0
Packagenet, Inc. ................................   1/15/99      1,697,598    13.25          233,015
Packagenet, Inc. ................................   1/15/99        250,000    13.25                0
Palco Telecom Service, Inc. .....................  11/22/99        650,000    12.00          650,000
Palouse Holdings, LLC ...........................    9/1/03      3,150,000    13.25        3,150,000
Paradigm Valve Services, Inc. ...................  11/12/01      1,600,000    13.50        1,600,000
PaySys International, Inc. ......................   3/31/01      3,725,159    13.50        3,798,453
Pharmed Group Holdings, Inc. ....................   6/25/03      4,500,000    13.00        4,500,000
Physicians Surgical Care, Inc. ..................   5/29/03      1,857,000    13.50        1,876,064
Piedmont Hardwood Flooring, LLC .................    6/8/03      2,500,000    13.00        2,500,000
Pik:Nik Media, Inc. .............................   6/23/00      1,000,000    12.00        1,000,000
Pinnacle Label, Inc. ............................  12/11/03      1,500,000    13.75        1,500,000
Plymouth, Inc. ..................................   9/28/00        750,000    13.00          750,000
PRA International, Inc. .........................   8/10/00      1,980,000    13.50        1,993,653
Price Systems, LLC ..............................    6/1/03      1,000,000    13.50        1,000,000
Pritchard Paint & Glass Co. .....................   2/10/01        200,000    14.00          200,000
Pritchard Paint & Glass Co. .....................   2/14/01        767,431    14.00          767,431

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Proamics Inc. ...................................   7/31/02   $  2,000,000    13.00%    $  2,000,000
Professional Training Services, Inc. ............   9/30/02      3,400,000    13.25        3,400,000
Pro-Style Acquisition Corporation ...............   2/26/03      6,000,000    13.50        6,000,000
Protect America, Inc. ...........................   8/27/03      3,000,000    13.50        3,000,000
QSS Acquisition, Inc. ...........................   6/26/03      3,750,000    14.00        3,750,000
R & R International, Inc. .......................   6/30/02      2,000,000    13.25        2,000,000
Ready Personnel, Inc. ...........................   12/3/02      5,000,000    13.25        5,000,000
Recompute Corporation ...........................   2/21/02      2,300,000    13.50        1,815,000
Reef Chemical Company, Inc. .....................   9/23/02      2,700,000    13.75        1,280,000
Relax the Back Corporation ......................   10/1/02      5,000,000    13.00        5,000,000
Rocky Mountain Radio Company LLC ................  11/10/01      2,500,000    13.50        2,500,000
Rocky Mountain Radio Company LLC ................  11/10/01        500,000    13.50          500,000
Rynel Ltd., Inc. ................................   10/1/01      1,250,000    14.00          750,000
Rynel Ltd., Inc. ................................   10/1/01        307,500    14.00          107,500
Saugeen Telecable Limited .......................  11/15/03      1,941,496    13.00        1,941,496
SBX Holding Company .............................   3/26/03      4,100,000    13.13        4,100,000
Sheet Metal Specialties, Inc. ...................   6/20/01        250,000    14.00           75,000
Sheet Metal Specialties, Inc. ...................   12/4/01        211,750    12.00          111,750
Sheet Metal Specialties, Inc. ...................   1/24/02         38,250    12.00           13,250
Sheet Metal Specialties, Inc. ...................  11/10/98         75,000    14.00           50,000
SkillSearch Corportion ..........................   3/31/99        496,000    13.00          500,000
Solutioneering, Inc. ............................   3/31/02      2,000,000    13.75        2,000,000
Southern Specialty Brands, Inc. .................   6/30/02      1,732,500    14.00        1,568,012
Southern Therapy, Inc. ..........................   4/24/02      1,000,000    13.50        1,000,000
Southern Therapy, Inc. ..........................   4/24/02        500,000    13.50          500,000
Southern Therapy, Inc. ..........................   4/24/02        500,000    13.50          500,000
Southern Therapy, Inc. ..........................   4/24/02      1,000,000    13.50        1,000,000
Stealth Engineering, Inc. .......................  12/30/02      1,500,000    13.50        1,500,000
Stratford Safety Products, Inc. .................    3/1/02      1,075,000    13.50        1,103,750
Stratford Safety Products, Inc...................   8/15/02      1,050,000    13.50        1,050,000
Sub 1 Corporation................................   10/8/02        750,000    14.00          750,000
SWS6, Inc........................................  12/31/98        950,000    12.70          600,000
SWS6, Inc........................................    demand        183,349    14.00           33,349
Synaxis Group, Inc...............................   3/31/03      2,500,000    13.00        2,500,000
TAC Systems, Inc.................................    1/1/00        500,000    14.00           50,000
TAC Systems, Inc.................................   3/27/02      1,012,000    14.00          562,000
TAC Systems, Inc.................................    1/1/00        350,000    14.00          350,000
Talent Metal Products, Inc. .....................   5/19/03      2,300,000    14.00                0
TeleCommunication Systems, Inc. .................   8/20/02      3,000,000    14.00        3,000,000
Telecontrol Systems, Inc. .......................   9/30/02      2,000,000    14.00        1,800,000
Telemate Software, Inc. .........................   3/27/03      1,000,000    14.00        1,000,000
Telequestion, Inc. ..............................   6/30/03      4,500,000    13.75        4,500,000
Temps & Co., Inc. ...............................   5/12/02      3,000,000    13.25        3,000,000
The Moorings, LLC................................  12/31/01      1,655,500    13.00        1,867,954
The Moorings, LLC................................  11/17/02      2,500,000    13.00        2,500,000
Therapeutic Services of America, Inc. ...........    1/4/03      2,750,000    13.25        2,750,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Thomas Holding Company...........................   5/21/02   $  1,500,000    13.50%    $  1,500,000
Tie and Track Systems, Inc. .....................  10/31/02      1,500,000    13.50          750,000
Toccoa Associates, LLC...........................   2/18/03        826,242    13.50          501,242
Trade Am International, Inc. ....................   9/30/00      4,000,000    12.75        4,000,000
TRC Acquisition Corporation......................  10/21/01      2,000,000    13.50        2,000,000
Tulsa Industries, Inc. ..........................   2/26/03      6,000,000    13.00        3,000,000
UltraFab, Inc. ..................................   6/27/01      1,500,000    14.00        1,500,000
Umbrellas Unlimited, LLC.........................   8/21/02        264,691    14.00           64,691
Unicoil, Inc. ...................................   9/28/02      1,300,000    13.50        1,300,000
Unicoil, Inc. ...................................   9/28/02        700,000    13.50          700,000
Unicoil, Inc. ...................................    6/1/99        172,378    13.50          172,378
Unique Electronics, Inc. ........................  11/30/99        200,000    12.00          200,000
Unique Electronics, Inc. ........................  10/10/02        300,000    13.00          300,000
Unique Electronics, Inc. ........................  11/30/99        400,000    10.00          400,000
UOL Publishing, Inc. ............................  10/31/99         32,352     6.00           32,352
U.S. Ringbinder, L.P. ...........................    7/1/03      4,415,000    13.00        4,423,502
VDW Farms, Ltd. .................................  11/25/02      1,200,000    14.00        1,200,000
Vision Software, Inc. ...........................   2/26/03      2,500,000    12.75        2,500,000
Watts-Finnis Holdings, Inc. .....................   11/6/02      2,500,000    13.25        2,500,000
Wearever Health Products, LLC....................  12/11/02        500,000    14.00                0
Westcorp Software Systems, Inc. .................    3/6/03      2,000,000    14.00        2,000,000
Wolfgang Puck Food Company, Inc. ................   5/20/02      5,000,000    12.50        4,500,000
Zahren Alternative Power Corp. ..................  11/27/99      1,980,000    13.00        1,997,615
Zahren Alternative Power Corp. ..................   1/30/00        495,000    13.00          498,067
                                                              ------------              ------------
          Subtotals..............................             $474,769,766              $418,074,845
                                                              ------------              ------------
TANDEM CAPITAL LOANS TO PUBLICLY TRADED
COMPANIES*
Altris Software, Inc. (Gross principal of
  $3,000,000)....................................   6/27/02   $  2,415,000    11.50%    $          0
Aqua Care Systems, Inc. (Gross principal of
  $1,200,000)....................................   6/30/03      1,147,000    12.00        1,152,298
Berger Holdings, Inc. (Gross principal of
  $2,000,000)....................................    1/2/03      1,796,000    12.25        1,840,200
Bikers Dream, Inc. (Gross principal of
  $4,500,000)....................................   6/22/01      4,390,625    12.00        4,501,828
Compass Plastics & Technologies, Inc. (Gross
  principal of $7,000,000).......................   2/27/03      6,615,205    12.25                0
Cover-All Technologies, Inc. (Convertible at
  $1.25/sh)......................................   3/31/02      3,000,000    12.50        2,450,000
Digital Transmission Systems, Inc. (Convertible
  at $10.25/sh)..................................   9/25/02        500,000    11.50                0
Diplomat Direct Marketing Corporation (Gross
  principal of $5,000,000).......................   6/29/03      4,947,925    12.00        4,954,001
Environmental Tectonics Corporation (Gross
  principal of $4,000,000).......................   3/27/04      3,500,770    12.00        3,633,906
Ergobilt, Inc. (Gross principal of $4,000,000)...   1/15/03      3,818,400    11.50        2,034,055
Great Train Store Company (Gross principal of
  $3,000,000)....................................   6/30/03      2,840,618    12.00        2,101,802
Smartchoice Automotive Group (Convertible at
  $6.00/sh)......................................   6/30/00      3,500,000    12.00        3,050,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Smartchoice Automotive Group (Convertible at
  $3.67/sh)......................................   5/13/02   $  4,000,000    12.00%    $  3,800,000
Tava Technologies, Inc. (Gross principal of
  $4,000,000)....................................   1/31/01      3,685,350    11.50        3,755,270
Teltronics, Inc. (Gross principal of
  $1,750,000)....................................   2/13/02      1,571,500    12.00          924,909
Teltronics, Inc. (Gross principal of
  $1,000,000) ...................................   2/25/99        875,900    12.00          989,661
Teltronics, Inc. ................................   10/1/00        222,893    12.00          222,893
Universal Automotive Industries, Inc. ...........   7/11/02      4,500,000    12.25        3,375,000
                                                              ------------              ------------
       Subtotals.................................             $ 53,327,186              $ 38,785,823
                                                              ------------              ------------
---------------
* For Tandem Capital loans, if the loan is convertible into Common Stock, the conversion price is shown in parentheses. If the gross principal amount owed under the loan is higher than its cost basis, the gross principal is shown in parentheses.
CANADIAN LOANS
Andpar Holdings, Inc.**..........................   11/3/03   $    856,698    14.00%    $    781,698
Business Press Group Inc. .......................    6/4/03        300,000    13.00          300,000
Century Pacific Greenhouses Ltd.**...............   4/14/02      1,002,794    13.00        1,002,794
Copperhead Chemical Company, Inc. ...............  10/23/02        500,000    12.50          500,000
DEC Interactive Inc.**...........................    4/1/03         75,000    11.00           75,000
DEC Interactive Inc.**...........................   5/12/03         75,000    11.00           75,000
DEC Interactive Inc.**...........................    6/6/03         69,784    11.00           69,784
DEC Interactive Inc.**...........................    9/5/03        202,525    11.00          202,525
DEC Interactive Inc.**...........................  12/23/03        110,360    12.50          110,360
EHN Inc.**.......................................   10/3/03        144,823    16.50          144,823
Executrain (3199673 Canada Inc.)**...............   10/1/02        295,802    13.00          205,802
Executrain (3199673 Canada Inc.)**...............  12/24/02        566,996    13.00          476,996
Executrain (3199673 Canada Inc.)**...............   1/31/99         21,783    13.00           11,783
Executrain (3199673 Canada Inc.)**...............   1/31/99         13,192    13.00            3,192
Executrain (3199673 Canada Inc.)**...............   8/31/99        127,161    13.00           77,161
FEI Refrigerated Services LLC....................   1/14/03      1,800,000    12.50        1,800,000
G/Comm Marketing Inc.**..........................   12/1/02        360,787    12.50          360,787
Gavel & Gown Software Inc.**.....................   6/30/03        326,820    14.00          326,820
Glen Oak Inc. ...................................  12/17/02      1,268,678    12.50        1,268,678
Helix Hearing Care of America Corp. .............    8/9/03      1,200,000    13.00        1,200,000
Helix Hearing Care of America Corp. .............    8/9/03        800,000    13.00          800,000
Hunt Industries..................................    2/1/03      1,000,000    15.00          900,000
Kos Corp. Industries.............................    8/6/03      2,000,000    14.00        1,800,000
Race Face Components, Inc.**.....................   11/1/02        433,463    12.00          433,463
Saugeen Telecable Limited........................  11/21/03      1,294,331    13.00        1,294,331
SFG Technologies Inc.**..........................   7/30/02         13,986    13.00          613,204
SFG Technologies Inc.**..........................   7/30/02        784,218     5.00           60,000
Solitudes Holdings, Inc. ........................   8/21/03      1,000,000    16.00        1,000,000
Street Level (1216069 Ontario Ltd.)**............  12/29/02        348,651    13.00          123,651
Systech Group, Inc.**............................   3/31/02        874,636    12.33          874,636
Trademart Group, Inc.**..........................   7/18/03        867,150    13.00          867,150
Traf-O-Data Investment Corporation**.............   1/31/99        344,688    14.00          344,688

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                              COUPON
                                                                             INTEREST
LOANS                                              MATURITY       COST         RATE      FAIR VALUE
-----                                              --------   ------------   --------   ------------
Troy Holdings International, Inc. ...............   10/6/03   $  1,400,000    12.50%    $  1,400,000
West Sun International, Inc.**...................   1/14/03   $    699,251    13.00     $    699,251
                                                              ------------              ------------
          Subtotals..............................             $ 21,178,577              $ 20,203,577
                                                              ------------              ------------
          Total Loans............................             $549,275,529              $477,064,245
                                                              ============              ============

---------------

** Loan cost and fair value are stated in U.S. dollars. Loan principal is denominated in Canadian dollars.

Note: Total gross principal owed under all loans outstanding at December 31, 1998 was $562,151,209.

                                                                        COST OR
                                                         NUMBER OF    CONTRIBUTED
EQUITY INTERESTS                                           SHARES        VALUE        FAIR VALUE
----------------                                         ----------   ------------   ------------
PUBLICLY TRADED INVESTMENTS
American Network Exchange, Inc. Common Stock...........      76,222    $    21,879   $          0
American Network Exchange, Inc. Common Stock...........      63,429              0              0
Cardiac Control Systems, Inc. Common Stock.............      50,000        250,000         12,955
Compass Plastics & Technologies Inc. Common Stock......     447,144          2,000        495,585
Consumat Systems, Inc. Common Stock....................     100,000        600,100         14,844
Medical Resources Inc. Common Stock....................      18,516      1,000,000         38,479
National Vision Associates, Ltd. Common Stock..........     208,698      1,771,149      1,065,664
Premiere Technologies, Inc. Common Stock...............      25,000              0        174,167
Recompute Corporation Common Stock.....................     125,000        250,000        156,250
Towne Services, Inc. Common Stock......................     158,595              0        919,851
Video Update Inc. Common Stock.........................      85,000          1,561        123,648
Vista Information Solutions, Inc. Common Stock.........      50,945              0        374,074
NON-TRADED EQUITY INVESTMENTS IN PUBLIC COMPANIES
Altris Software, Inc. Preferred Stock; convertible at
  $6.00................................................       3,000      3,000,000              0
Berger Holdings, Ltd. Preferred Stock -- Series A;
  convertible at $4.25.................................      25,000      2,500,000      2,500,000
Clinicor, Inc. Preferred Stock -- Series B; convertible
  at $3.00.............................................      50,000      5,000,000      3,350,000
Environmental Tectonics Corporation Preferred Stock --
  Series A; convertible at $7.50.......................      25,000      2,500,000      2,775,000
Smart Choice Automotive Group, Inc. Preferred Stock --
  Series D; convertible at $6.00.......................         100      1,000,000        925,000
Teltronics Inc. Preferred Stock -- Series B;
  convertible at $2.75.................................      25,000      2,500,000      1,850,000
Vista Information Solutions, Inc. Preferred
  Stock -- Series E; convertible at $4.00..............       2,500      2,500,000      3,275,000
Vista Information Solutions, Inc. Preferred
  Stock -- Series F; convertible at $6.37..............       2,500      2,500,000      2,675,000
EQUITY INVESTMENTS IN PRIVATE COMPANIES
Affinity Fund, Inc. Common Stock.......................       1,738         15,000              0
Associated Response Services, Inc. Common Stock........          96        500,000        500,000
Bravo Corporation Common Stock.........................      69,391        106,950              0
Clearidge, Inc. Preferred Stock -- Series A............   1,189,480      2,700,000      2,700,000
Clearidge, Inc. Common Stock...........................     400,000      1,000,000      1,000,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                        COST OR
                                                         NUMBER OF    CONTRIBUTED
EQUITY INTERESTS                                           SHARES        VALUE        FAIR VALUE
----------------                                         ----------   ------------   ------------
Corporate Flight Management, Inc. Common Stock.........      66,315   $        663   $        663
CSM, Inc. Class A Common Stock.........................      99,673        100,000        100,000
Dentalcare Partners, Inc. Common Stock.................   1,513,683        819,639              0
Front Royal, Inc. Common Stock.........................     110,000        275,000        550,000
Gulfstream International Airlines, Inc. Preferred
  Stock -- Series A....................................         216      3,000,000      3,000,000
HPC America, Inc. Common Stock.........................        5.04              0              0
Kentucky Kingdom, Inc. Common Stock....................      24,142        238,316        475,000
Micro Optics Design Corporation Common Stock...........     166,667             33             33
Micro Optics Design Corporation Preferred
  Stock -- Series IV...................................     166,667        299,967        299,967
Palco Telecom Service, Inc. Common Stock...............     157,895          1,579        100,000
Paysys International, Inc. Common Stock................     150,000            300        425,000
Potomac Group, Inc. Common Stock.......................   1,279,115      1,289,779      3,820,000
Potomac Group, Inc. Common Stock.......................     958,566          2,592      2,880,000
PRA International, Inc. Common Stock...................     292,696        211,166      2,046,166
Recycling Technologies, Inc Preferred Stock -- Series
  A....................................................   1,750,000      1,750,000        700,000
Relevant Knowledge, Inc. Preferred Stock -- Series B...     312,153        500,000        500,000
Relevant Knowledge, Inc. Common Stock..................      75,000        120,000        120,000
Relevant Knowledge, Inc. Preferred Stock -- Series
  C-1..................................................     114,458        286,145        286,145
Skillsearch Corporation Common Stock...................      13,350      1,060,875        431,840
Teltrust, Inc. Common Stock............................     175,677              0      1,350,000
Unique Electronics, Inc. Preferred Stock -- Series A...   1,000,000      1,000,000        675,000
Zahren Alternative Power Corporation Common Stock......         700        210,000        375,000
Zahren Alternative Power Corporation Preferred Stock...         200        200,000        100,000
                                                                      ------------   ------------
          Total Equity Interests.......................                $41,084,693    $43,160,331
                                                                      ============   ============

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
PUBLICLY TRADED COMPANIES
ACT Teleconferencing, Inc. (exercise price
  $7/sh.).................................          183,853       3.33%    $    367,706   $          0
Cardiac Control Systems, Inc. ............          250,000       4.35                0         64,773
Cardiac Control Systems, Inc. (exercise
  price $5/sh.)...........................           50,000       2.15                0              0
Consumat Systems, Inc. (exercise price
  $2.25/sh.)..............................           33,190       2.50                0              0
Dreams, Inc. .............................        6,657,895      14.00          600,000        901,590
DynaGen, Inc. ............................           26,670       0.01          266,700          2,818
Helix Hearing Care of America Corp
  (exercise price $1.70 CA)...............        1,060,871       3.34                0              0
Hydrofuser Industries, Inc. ..............          662,245       5.00                0         16,556
Metrisa, Inc. (exercise price $.50/sh)....          143,738       8.63          240,000        161,705
Recompute Corporation.....................          611,144       8.00          300,000        763,930
Video Update Inc. (exercise price
  $10.80/sh.).............................           20,000       0.20                0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
TANDEM CAPITAL WARRANTS AND OPTIONS
IN PUBLICLY TRADED COMPANIES
Altris Software, Inc. (exercise price
  $6/sh)..................................          300,000       3.00%    $    585,000   $          0
Aqua Care Systems, Inc. (exercise price
  $2.60/sh.)..............................          115,500       4.14           53,000         53,000
Berger Holdings, Ltd. (exercise price
  $4.25/sh)...............................          240,000       4.60          204,000        225,000
Bikers Dream, Inc. (exercise price
  $5/sh)..................................           87,500       1.55          109,375         75,000
Bikers Dream, Inc. (exercise price
  $4.07/sh)...............................          370,000       6.77                0        425,000
Compass Plastics & Technologies, Inc.
  (exercise price $6.75/sh)...............          420,000       7.92          384,795              0
Diplomat Direct Marketing
  Corporation(exercise price $2.35).......          208,300       1.85           52,075        100,000
Environmental Tectonics Corp. (exercise
  price $1/sh)............................          166,410       5.00          499,230        775,000
Ergobilt, Inc. (exercise price $10/sh)....          100,000       1.67          181,600              0
Great Train Store Company (exercise price
  $3.75/sh)...............................          175,000       3.50          159,382         50,000
Smartchoice Automotive Group, Inc.
  (exercise price $6/sh)..................          150,000       2.50                0         50,000
Tava Technologies, Inc. (exercise price
  $4.91/sh)...............................          155,000       1.00          314,650        425,000
Teltronics, Inc. (exercise price
  $2.75/sh)...............................          890,000      16.90          302,600        200,000
Universal Automotive Industries, Inc.
  (exercise price $.83/sh)................          450,000       6.00                0        100,000
Universal Automotive Industries, Inc.
  (exercise price $1.13/sh)...............          225,000       3.00                0         25,000
PRIVATE COMPANIES
2021. Interactive, LLC....................    10.25% of LLC      10.25                0              0
Action Sports Group, LLC..................            3,350      10.00                0              0
Adavest Holdings, LLC.....................    18.75% of LLC      18.75                0              0
Addison Whitney, Inc. ....................              319       9.60                0              0
Advanced Wireless Technologies............        2,034,366       8.75                0              0
Affinity Corporation......................            3,266      18.68            5,000              0
Air Age Services of San Antonio, Inc. ....              149      13.00                0              0
Alignis, Inc. ............................          111,685       4.00                0              0
Alliance Media Group, Inc. ...............        1,172,289      12.50                0              0
American Rockwool Acquisition Corp. ......        1,100,000      11.00                0      1,075,000
Amscot Holdings, Inc. ....................            5,000      51.00                0              0
Andpar Holdings, Inc. ....................           31,656       2.10                0              0
Anton Airfoods, Inc. .....................              124      11.00                0        575,000
Associated Response Services, Inc. .......              643      42.54           14,000      1,000,000
Assured Power, Inc. ......................              327      14.00                0              0
Atlantic Security Systems, Inc. ..........                1       1.00                0              0
Auburn International, Inc. ...............          175,214       5.50          150,000              0
Austin Innovations, Inc. .................           47,350       4.00           50,000         50,000

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
Aviation Holdings Ltd.....................            4,713       9.69%    $          0   $          0
Avionics Systems, Inc.....................      16.5% of Co      16.50                0              0
B & N Company, Inc. ......................              114      13.31           40,000              0
BroadNet, Inc. ...........................          265,568      15.00                0              0
BUCA, Inc. ...............................           96,666       1.70          761,247        761,247
Bug.Z, Inc. and Subsidiaries .............          997,231      12.78                0              0
Business Press Group, Inc. ...............            4,573       4.20                0              0
Caldwell/VSR Inc. ........................             69.3       6.93                0              0
Campbell Software, Inc. ..................          748,942       1.50                0              0
Capital Sigma Investments, Inc. ..........          331,825      22.00                0              0
Caribou Coffee Company, Inc. .............          125,418       1.70          846,472        846,472
CarStar A&B, Inc. ........................              200      20.00                0              0
CarStar Automotive, Inc. .................          492,136       5.00                0              0
Cartech Holdings, Inc. ...................          280,702      25.00                0              0
Cashland, Inc. ...........................             5.49       5.20                0              0
Cass Polymers, Inc........................     9.33% of Co.       9.33                0              0
Catalina Food Ingredients, Inc. ..........             14.0      12.25                0              0
Cedaron Medical, Inc. ....................          185,168       4.50                0              0
Century Pacific Greenhouses LTD ..........          177,418       6.30                0              0
CF Data Corp. ............................              290      22.50           17,500              0
Check Into Cash, Inc. ....................           64,512       5.05          461,000      4,300,000
Chinese Media Group, LLC .................     17.5% of LLC      17.50                0              0
Clearidge, Inc. ..........................           44,217       3.07                0              0
CMHC Systems, Inc. .......................            2,385       3.15                0        200,000
CMP Enterprises, LLC .....................    15.17% of LLC      15.17                0              0
Cold Jet, Inc. ...........................          819.826       3.00                0              0
Colonial Investments, Inc. ...............              398      34.50                0              0
Columbus Medical Holdings, LLC ...........           17,455      12.00                0        300,000
Co-Mack Technologies, Inc. ...............          245,217      11.75          400,000              0
Compression, Inc. ........................          422,498       4.60                0              0
Continental Diamond Cutting Company ......           120.45      10.75                0              0
Copperhead Chemical Company, Inc. ........               93       4.20                0              0
Corporate Link, Inc. .....................              190      16.00                0              0
Cort Investment Group, Inc. ..............           90,000       9.00          180,000        180,000
Counsel Press LLC ........................          678,146       8.33          443,700        443,700
CPI Qualified Plan Consultants, Inc. .....            3,379       8.00                0              0
Creighton Shirmakers, Inc. ...............           30,250      30.25                0              0
CSM, Inc. ................................          130,000      13.00                0        150,000
Cybo Robotics, Inc. ......................        2,835,960      13.66                0              0
Cytech Systems, Inc. .....................              137      15.00                0              0
Dalt's, Inc. .............................           160.88      31.00                0              0
Data National Corporation ................          275,682      18.00          450,000              0
Data Net Corporation .....................          523,476       9.00                0              0
DEC Interactive, Inc. ....................           35,409      2.678                0              0
Delaware Publishing Group, Inc. ..........            5,817      32.49                0              0
Distinction Software, Inc. ...............           17,522       1.50                0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
Dyad Corporation .........................            1,297      10.00%    $    600,000   $    600,000
Dyntec, Inc. .............................          126,667      15.00                0        350,000
EHN Inc...................................           1.3125       1.68                0              0
Encor Technologies, Inc. .................             7.46       6.84                0              0
Entek Scientific Corporation .............          260,710       5.75          160,000        500,000
ERDA, Inc. ...............................          433,130       7.00                0              0
Executrain (3199673 Canada Inc.) .........          18.0012      12.60                0              0
Exhibit Emporium, LLC ....................         200.0000      16.00                0              0
FaxNet Corporation .......................          190,321       2.50          100,000        425,000
FDL, Inc. ................................              548      16.00          250,000        250,000
FEI Refrigerated Services, LLC ...........     4.37% of LLC       4.37                0              0
Film Technologies International, Inc. ....                8       7.50                0              0
Foodnet Holdings, LLC ....................       12% of LLC      12.00                0              0
Fortrend Engineering Corp. ...............          507,491       3.75                0              0
Front Royal, Inc. ........................          240,458       1.53                0      1,225,000
G/Comm Marketing Inc. ....................              462       4.62                0              0
Gardner Wallcovering, Inc. ...............                2       2.00                0              0
Gateway Communications, Inc. .............              8.4       7.75           17,280         17,280
Gavel & Gown Software Inc. ...............            4,536       2.33                0              0
Generation 2 Worldwide LLC................       28% of LLC      28.00                0              0
GerAssist, Inc. ..........................          334,021       2.30                0        225,000
Glen Oak Inc. ............................               93       7.50                0              0
Global Marine Electronics, Inc. ..........            5,137      18.00                0              0
Gloves Inc. ..............................            5,000       5.00                0              0
Good Food Fast Companies, The.............          174,779      17.00                0              0
Graphic Systems Group, Inc. ..............            3.818       3.50                0              0
Green Tree Technologies, Inc. ............      307,580.000      13.00                0              0
Gulfstream International Airlines,
  Inc. ...................................              271      39.00           10,000         10,000
H & H Acquisition Corp. ..................            3,600      22.50                0        160,000
Hunt Assisted Living, LLC.................  7.2% of Class A       7.20                0              0
Hunt Assisted Living, LLC.................  4.8% of Class B       4.80              100            100
Hunt Holdings, Inc........................            1,612       6.30                0              0
Hygrade Business Group, Inc...............            3,785       6.00                0              0
I. Schneid Holdings LLC...................       21% of LLC      21.00                0        150,000
ILD Communications, Inc. .................            5,429       2.09                0      1,250,000
Imtek Office Solutions, Inc. .............          119,891       1.50                0              0
In Store Services, Inc. ..................              429      12.50           12,000         12,000
Integrated Distributors, LLC..............        8% of LLC       8.00                0              0
Isthmus, Inc..............................            38.25       3.50                0              0
J. Fegely & Son Hardware Co., Inc. .......              180       7.00                0              0
Jim Bridges Acquisition Company...........           10,728      15.00                0              0
Johnston County Cable L.P. ...............     31.94% of LP      31.94          110,000        600,000
JRB Enterprises, Inc......................            4,617      16.00                0              0
Karawia Industries, Inc. .................            1,391      12.00                0              0
Kos Corp. Industries......................          265,263       2.10                0              0
Lane Acquisition Corporation..............           11,667      10.00                0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
Leisure Clubs International, Inc. ........              525      29.50%    $     15,000   $          0
Lightfoot Software Company................               25      20.00                0              0
Lovett's Buffet, Inc. ....................          337,765       5.00                0        450,000
M & M Industries, Inc. ...................        1,659,113      15.00                0              0
M.A.P.A., Inc. ...........................              205      16.00                0              0
Marmot Mountain, Ltd. ....................           64,840       2.25          250,000        250,000
Mayo Hawaiian Corp. ......................              130      11.50                0              0
MBA Marketing Corporation.................           15,147       4.62           18,000         18,000
McAuley's Incorporated....................               87       8.00                0              0
MCG, Inc. ................................          121,518       4.50                0              0
Mead-Higgs, Inc. .........................            2,500      10.00                0              0
MegaMarketing Corporation.................          260,192       4.00          200,000        200,000
MetroLease, Inc. .........................           35,447      26.50            5,000        475,000
M. J. Wilkins, Inc........................            1,396      13.96                0              0
MLG-LoBue LLC.............................       33% of LLC      33.00                0              0
MMS Incentives, LLC.......................          281,687      10.00                0              0
Mobility Electronics, Inc. ...............          358,534       3.15                0      1,200,000
Moore Diversified Products, Inc. .........            17.04      15.00                0        200,000
Moorings, LLC.............................            9,493      14.50          344,500        200,000
Multimedia Learning, Inc. ................        43,293.00      16.12                0        200,000
Mytech Corporation........................          172,098       3.50                0        175,000
N&R Printing, Inc. .......................            25.39      23.00                0              0
NASC, Inc. ...............................            2,652      23.00                0        250,000
Nationwide Engine Supply, Inc. ...........        1,521,456      24.02           25,000              0
NetForce, Inc. ...........................               67       6.25                0              0
NRI Service and Supply, L.P...............      28.5% of LP      28.50           25,000              0
Nunn Acquisition Corporation..............           16,280      14.00                0              0
Omni Home Medical, Inc. ..................            4,345      22.80                0              0
Omni Products of Palm Beach, Inc. ........          149,925      16.00                0              0
Omni Products of Palm Beach, Inc. for
  preferred stock.........................           19,048      16.00          100,000        100,000
One Call Comprehensive Care, Inc. ........       326,973.86      30.00                0              0
One Coast Network Corporation.............          763,666      15.63                0      1,700,000
Online Resources & Communications
  Corp. ..................................          390,000       1.26                0              0
OpenConnect Systems Incorporated..........          280,862       3.00                0              0
Orchid Manufacturing, Inc. ...............        1,219,047       2.61           40,000        600,000
Outdoor Promotions, LLC...................     16.5% of LLC      16.50                0        100,000
P.A. Plymouth, Inc. ......................          111,364      17.50                0        475,000
Pacific Linen, Inc. ......................          365,349       7.81          548,020              0
Pacific Plus, Inc. .......................            3,087       9.25          175,000        175,000
Packagenet, Inc. .........................          162,519       7.76          552,402              0
Palouse Holdings, LLC.....................       14% of LLC      14.00                0              0
Paradigm Valve Services, Inc. ............           30,000      12.00                0              0
Pathology Consultants, Inc. ..............          317,553       6.00                0        500,000
PaySys International, Inc. ...............           85,160       1.90          274,842        175,000
Pharmed Group Holdings, Inc. .............          930,286      12.50                0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
Physicians Surgical Care, Inc. ...........          286,000       4.86%    $    143,000   $    550,000
Piedmont Hardwood Flooring, LLC...........        8% of LLC       8.00                0              0
Pinnacle Label, Inc. .....................              190      16.00                0              0
PRICE Systems, LLC........................        8% of LLC       8.00                0              0
Pritchard Paint & Glass Co. ..............           12,500      25.00                0        750,000
Proamics Inc. ............................          382,299       3.50                0              0
Professional Training Services, Inc. .....          369,493       3.65                0              0
Protect America, Inc. ....................           11,667      10.00                0              0
Pro-Style Acquisition Corporation.........          121,993      10.00                0              0
QSS Acquisition, Inc. ....................          156,503     14.625                0              0
R & R International, Inc. ................           49,646       4.00                0        325,000
Race Face Components. Inc. ...............            3,465      11.55                0              0
Ready Personnel, Inc. ....................          101,510      12.50                0      1,100,000
Reef Chemical Company, Inc. ..............          183,215       3.00          300,000              0
Relax the Back Corporation................        1,156,042       6.69                0        700,000
Relevant Knowledge, Inc. .................          121,283       1.09                0        150,000
Rynel Ltd., Inc. .........................          955,575      28.00                0              0
Saugeen Telecable Limited.................               94      25.20                0              0
SBX Holding Company.......................          101,928       9.25                0              0
SFG Technologies Inc. ....................           31,304       1.38                0              0
Sheet Metal Specialties, Inc. ............              639      39.00                0              0
Solitudes Holdings Inc....................           0.2118       0.21                0              0
Solutioneering, Inc. .....................          131,350       7.50                0              0
Southern Specialty Brands, Inc. ..........           10,000      10.00           17,500              0
Southern Therapy, Inc. ...................            6,645      12.00                0        400,000
Stealth Engineering, Inc. ................          228,820      14.00                0              0
Stratford Safety Products, Inc. ..........           114.21      10.25           75,000        250,000
Street Level (1216069 Ontario Ltd.).......           68,373       5.88                0              0
Sub 1 Corporation.........................               13      13.00                0              0
Sunlite Casual Furniture..................            1,500       1.00                0              0
Superior Pharmaceutical Co................       10% of Co.      10.00                0              0
Synaxis Group, Inc. ......................          331,819       6.00                0              0
Systech Group, Inc. ......................        41,717.76       2.52                0        300,000
TAC Systems, Inc. ........................          522,902       5.47                0              0
Talent Metal Products, Inc. ..............              227      18.50                0              0
Talus Solutions, Inc. ....................           94,525       0.50                0        200,000
TeleCommunication Systems, Inc. ..........          290,322       6.00                0        300,000
Telecontrol Systems, Inc. ................          530,303      17.50                0              0
Telemate Software, Inc. ..................           20,202       1.00                0              0
Telequestion, Inc. .......................        2,995,975      25.00                0              0
Temps & Co., Inc. ........................               53       5.00                0              0
Therapeutic Services of America, Inc. ....           20,000      14.00                0              0
Thomas Holding Company....................               11      10.00                0              0
Tie and Track Systems, Inc. ..............            1,645      14.00                0              0
Toccoa Associates, LLC....................            99.17      15.47                0              0
Trade Am International, Inc. .............          335,106       6.00                0              0

                   SIRROM CAPITAL CORPORATION & SUBSIDIARIES

                            AS OF DECEMBER 31, 1998

                                                                             COST OR
                                               NUMBER OF      PERCENTAGE   CONTRIBUTED
STOCK WARRANTS                                  SHARES        OWNERSHIP       VALUE        FAIR VALUE
--------------                              ---------------   ----------   ------------   ------------
Trademart Group, Inc. ....................            1,636       1.68%    $          0   $          0
TRC Acquisition Corporation...............          409,682      13.50                0        100,000
Troy Holdings International, Inc..........          294,000       1.05                0              0
Tulsa Industries, Inc. ...................            2,564       2.50                0              0
UltraFab Vessels, Inc. ...................       131,494.25      13.00                0              0
UltraFab, Inc. ...........................       131,494.25      13.00                0              0
Unicoil, Inc. ............................           93,290       9.25                0              0
Unique Electronics, Inc...................        30% of Co      30.00                0              0
U.S. Ring Binder, L.P.....................    14.5% of L.P.      14.50           85,000         85,000
Valdawn Watch Co. ........................              400      80.00                0              0
VanGard Communications Co., LLC...........     14.4% of LLC      14.40                0              0
VDW Farms, Ltd............................      10.1% of Co      10.10                0              0
Vision Software, Inc. ....................           53,889       2.45                0        600,000
Watts-Finniss Holdings, Inc. .............            7,146      10.94                0              0
Wearever Healthcare Products, LLC.........          501,274      17.33          250,000              0
WebMD, Inc................................          557,490       3.50                0      5,575,000
West Sun International, Inc. .............              224       1.26                0              0
Westcorp Software Systems, Inc. ..........          887,066       4.00                0              0
WJ Holdings, Inc. ........................          250,000      25.00                0              0
Wolfgang Puck Food Company................          155,353      2.165                0              0
Zahren Alternative Power Corporation......            1,445     9.3849           25,000        750,000
                                                                           ------------   ------------
          Total Warrants..................                                 $ 13,166,676   $ 39,648,171
                                                                           ============   ============
OTHER INVESTMENTS (SEE NOTE 3)
Sherwood Inc. -- Balance of accounts
  receivable..............................               --         --     $  1,139,949   $  1,139,949
SWS3, Inc. -- Balance of proceeds from
  sale of mfg. plant......................               --         --          469,331         69,331
Hancock Company -- Royalty stream to be
  collected from sale of Gitman brand
  name....................................               --         --          275,097        125,097
Capitalized workout expenses..............               --         --          359,315          9,307
                                                                           ------------   ------------
          Total Other Investments.........                                 $  2,243,692   $  1,343,684
                                                                           ------------   ------------
          Total Investments...............                                 $605,770,590   $561,216,431
                                                                           ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



        NAME AND YEAR FIRST
         ELECTED DIRECTOR                                   BACKGROUND INFORMATION
-----------------------------------    -----------------------------------------------------------------
John A. Morris, Jr.*                   Dr. Morris, 52, is Chairman of the Sirrom Board and co-
1991                                   founded Sirrom in August 1991. Dr. Morris currently
                                       holds appointments of Professor of Surgery and Director
                                       of the Division of Trauma and Surgical Critical Care at the
                                       Vanderbilt University School of Medicine, Medical Director
                                       of the LifeFlight Air Ambulance Program at Vanderbilt
                                       University Hospital, and Associate in the Department of
                                       Health Policy and Management at the Johns Hopkins University.
                                       Dr. Morris is also a director of American Retirement Corporation.

George M. Miller, II*                  Mr. Miller, 39, is President and Chief Executive
1991                                   Officer and co-founded Sirrom in August 1991. Prior to
                                       August 1991, Mr. Miller worked for two years as a vice
                                       president in the Investment Banking Group of SunTrust
                                       Equitable Securities Corporation.  From 1987 to 1989,
                                       Mr. Miller worked as an associate in the Corporate
                                       Finance department of J.C. Bradford & Co. Prior to that
                                       time, Mr. Miller spent four and one-half years on
                                       active duty in the United States Marine Corps.  Mr.
                                       Miller holds a Master of Business Administration from
                                       the University of North Carolina at Chapel Hill and a
                                       Bachelor of Science degree from the University of
                                       Tennessee.  Mr. Miller is also a director Nova
                                       Corporation, an integrated provider of transaction
                                       processing services.

E. Townes Duncan                       Mr. Duncan, 45, has been the President of Solidus, LLC,
1994                                   a private investment firm, since January 1, 1997.
                                       Sirrom Partners, L.P., a limited partnership owned by
                                       Dr. Morris and his family, is the principal investor in
                                       Solidus, LLC. Mr. Duncan is also a director of Comptronix
                                       Corporation, a provider of electronics contract
                                       manufacturing services, since April 1988, and has served
                                       as its Chairman of the Board and Chief Executive Officer
                                       since November 1993. Comptronix Corporation filed a
                                       petition for Chapter 11 protection on August 9, 1996.
                                       Mr. Duncan was a Vice-President of Massey Burch
                                       Investment Group, Inc., a Nashville venture capital firm,
                                       from 1985 to November 1993. Mr. Duncan is also a director of
                                       J. Alexander's Corporation, an owner and operator of restaurants in ten states, and Bright Horizons Family Solutions, Inc., an operator of employer sponsored child care centers.

        NAME AND YEAR FIRST
         ELECTED DIRECTOR                                   BACKGROUND INFORMATION
-----------------------------------    -----------------------------------------------------------
William D. Eberle                      Mr. Eberle, 75, is chairman of Manchester Associates,
1994                                   Ltd., a venture capital and international consulting
                                       firm, and is Of Counsel to the law firm of Kaye,
                                       Scholer, Fierman, Hays & Handler. Mr. Eberle is also
                                       Chairman of America Service Group, Inc., a health care
                                       services company, and Showscan Entertainment, Inc., a
                                       movie-based software and technology company, and is a
                                       director of Ampco-Pittsburgh Corp., a steel fabrication
                                       equipment company, Mitchell Energy and Development, a
                                       gas and oil company and Konover Property Trust, a REIT.
                                       Mr. Eberle was previously a director of Barry's
                                       Jewelry, a retail jewelry chain, which filed a petition
                                       for Chapter 11 protection on May 11, 1997. Mr. Eberle
                                       is also the Vice Chairman of the U.S. Council of the
                                       International Chamber of Commerce.

Edward J. Mathias                      Mr. Mathias, 57, has been a managing director of The
1994                                   Carlyle Group, a Washington, D.C. based private
                                       merchant bank, since 1994.  Mr. Mathias served as a
                                       managing director of T. Rowe Price Associates, Inc., an
                                       investment management firm, from 1971 to 1993. Mr.
                                       Mathias is also a director of U.S. Office Products, a
                                       supplier of office products, USA Floral Products, a
                                       consolidator of floral wholesalers and importers, and
                                       Condor Technologies, an information technology company.

Robert A. McCabe, Jr.                  Mr. McCabe, 48, has been the Vice Chairman of First
1994                                   American Corporation, a bank holding company
                                       headquartered in Nashville, since 1993, and the
                                       President of First American Enterprises, a division of
                                       First American Corporation, since 1994. Prior to that
                                       time, Mr. McCabe served as President of the General
                                       Bank of First American National Bank, a subsidiary of
                                       First American Corporation. Mr. McCabe is also a
                                       director of First American Corporation.

Raymond H. Pirtle,                     Mr. Pirtle, 57, is a managing director and a member of
Jr.*                                   the Board of Directors of SunTrust Equitable, having
1991                                   joined the firm in February 1989. Prior to that date,
                                       Mr. Pirtle was a general partner of J.C. Bradford & Co.
                                       Mr. Pirtle also serves as a director of Premiere
                                       Technologies, Inc., a telecommunications company.

Keith M. Thompson                      Mr. Thompson, 58, served as the President and Chief
1997                                   Executive Officer of Republic Automotive Parts, Inc.,
                                       a distributor of automotive parts and supplies from 1986
                                       until his retirement in December 1998.

Christopher H.                         Mr. Williams, 35, co-founded Harris Williams in 1991
Williams*                              and has served as co-chairman of Harris Williams since
1997                                   Sirrom's acquisition of the firm in August 1996. From
                                       1987 to 1991, Mr. Williams served as Vice President of
                                       Bowles Hollowell & Conner. Mr. Williams holds a Master of
                                       Business Administration from Harvard Graduate School of
                                       Business Administration and a Bachelor of Arts degree in
                                       Business Administration from Washington and Lee University.

        NAME AND YEAR FIRST
         ELECTED DIRECTOR                                   BACKGROUND INFORMATION
-----------------------------------    -------------------------------------------------------------
L. Edward Wilson,                      Mr. Wilson, 54, is president of L. Edward Wilson and
P.E.                                   Associates, Inc., a management consulting firm
1993                                   providing services to individuals and companies with
                                       interests in engineering and construction related businesses which he founded in May 1997. Prior to that, Mr. Wilson was a partner in Sirrom Resource Funding, L.P. ("SRF"), a privately owned partnership providing capital to environmental service firms. Prior to joining SRF, Mr. Wilson served as president and chief executive officer of OSCO, Inc., a Nashville-based
                                       environmental services company. Prior to that, Mr. Wilson served as executive vice president of ERC Environmental & Energy Services,
                                       Inc., a public traded environmental services company that acquired the EDGE Group, which Mr. Wilson co-founded.

*        "Interested Person" as defined in Section 2(a)(19) of the 1940 Act.

SIRROM EXECUTIVE OFFICERS

     The following table sets forth certain information regarding executive officers of Sirrom.


                NAME                        AGE                    POSITION
------------------------------------    -----------     -------------------------------
George M. Miller, II................        39          Chief Executive Officer and
                                                        Director
David M. Traversi...................        39          President
David M. Resha......................        52          Chief Operating Officer
Carl W. Stratton....................        40          Chief Financial Officer
Betty Lou Burnett...................        39          Treasurer
Catherine Rector....................        36          Controller
H. Hiter Harris, III................        38          Co-Chairman of Harris Williams
Christopher H. Williams.............        35          Co-Chairman of Harris Williams

     David M. Traversi joined Sirrom in April 1997 and served as President of Sirrom Capital West, Inc. until September 1998 when he was named President of Sirrom. From May to November 1996, Mr. Traversi served as Senior Vice President of E*TRADE Group, Inc. and President of its wholly owned subsidiary, E*TRADE Online Ventures, Inc. From 1989 to 1996, Mr. Traversi was an officer of Montgomery Securities, serving as Managing Director, Corporate Finance, from 1994 to 1996. Mr. Traversi holds a Master of Business Administration from University of California, Berkeley, a Juris Doctorate from University of California, Davis, and a Bachelor of Sciences degree from California State University, Chico. He is admitted to practice law in California and Alaska.

     David M. Resha joined Sirrom in July 1995 and is responsible for the day-to-day operations of Sirrom. His primary role is the oversight of risk management associated with the loan portfolio of Sirrom, including loan origination, portfolio management and workout activities. Mr. Resha is a 25-year veteran commercial banker. Most recently, he was Senior Vice President at First Union National Bank of Tennessee where he managed the middle market/corporate banking group. He held a similar position with Dominion Bank before it was merged with First Union National Bank of Tennessee. Mr. Resha holds a Bachelor of Business Administration degree from Loyola University in New Orleans and a Master of International Management degree from American (Thunderbird) Graduate School in Glendale, Arizona.

     Carl W. Stratton joined Sirrom in October 1995 and has served as Chief Financial Officer since April 1996. From October 1995 through April 1996, Mr. Stratton held the position of Vice President -- Workouts with Sirrom. From 1991 to 1995, Mr. Stratton was chief financial officer of International Citrus Corporation, and from 1986 to 1991, Mr. Stratton was chief financial officer of Dove Computer Corporation. From 1981 to 1985, Mr. Stratton held a variety of engineering and manufacturing positions with E.I. du Pont de Nemours, Inc. & Company, Incorporated. Mr. Stratton is also a director of International Citrus Corporation. Mr. Stratton holds a Master of Business Administration degree from the University of North Carolina at Chapel Hill and a Bachelor of Science in Chemical Engineering degree from Lafayette College.

     Betty Lou Burnett joined Sirrom in March of 1997 and serves as Sirrom's Treasurer. From 1995 to 1997, Ms. Burnett served as the Home Office Controller for Ingram Industries, Inc. From 1993 to 1995, she was the Regional Controller for ViroGroup, Inc., the successor company to OSCO Holdings, Inc. where she held the position of Chief Accounting Officer from 1990 to 1993. From 1981 to 1986 she was with Touche Ross & Co. and served as audit supervisor. Ms. Burnett holds a Bachelor of Science degree in Accounting from the University of Tennessee. Ms. Burnett is a Certified Public Accountant.

     Catherine A. Rector joined Sirrom Capital in September 1998 and serves as Controller. Ms. Rector has 13 years of accounting experience. Most recently, she held the position of Senior Vice President at First American National Bank in the Finance division. From 1992 to 1997, she was an audit manager with Arthur Andersen, LLP where she managed audits of financial institutions as well as internal audit outsourcing. Prior to 1992, she held various controller and internal audit positions in financial institutions and the healthcare industry. Ms Rector holds a Bachelor of Business Administration degree in Accounting from Middle Tennessee State University. Ms Rector is a Certified Public Accountant and Certified Internal Auditor.

     H. Hiter Harris, III co-founded Harris Williams in 1991 and has served as co-chairman of Harris Williams since Sirrom's acquisition of the firm in August 1996. From 1987 to 1991, Mr. Harris served as Vice President of Bowles Hollowell & Conner and from 1983 to 1985 served as pricing coordinator for Crestar Bank. Mr. Harris holds a Master of Business Administration degree with distinction from Harvard Graduate School of Business Administration and Bachelor of Science degrees in Mathematics and Economics from Hampden-Sydney College.

     Christopher H. Williams co-founded Harris Williams in 1991 and has served as co-chairman of Harris Williams since Sirrom's acquisition of the firm in August 1996. From 1987 to 1991, Mr. Williams served as Vice President of Bowles Hollowell & Conner. Mr. Williams holds a Master of Business Administration from Harvard Graduate School of Business Administration and a Bachelor of Arts in Business Administration degree from Washington and Lee University.

ITEM 11. EXECUTIVE COMPENSATION

     Until October 1998, each non-employee director received a fee of $10,000 if they attended 75% of the meetings held by the Sirrom Board and each separate committee upon which they served. Beginning in October 1998, non-employee director compensation was changed to include a $10,000 retainer fee, a $1,500 fee for each Sirrom Board meeting attended in person, a $750 fee for each Sirrom Board meeting attended by conference call and a $750 fee for each committee meeting attended. The following table sets forth certain details of compensation paid to directors during 1998, as well as to each of Sirrom's three most highly compensated executive officers (the "Compensated Persons"). As of January 1, 1997, Sirrom established a 401(k) plan that does not provide for matching contributions by Sirrom.



                                                                                         Long-Term Compensation
                                                                                         ----------------------
                                                          Aggregate Compensation         Securities Underlying
                                                                from Sirrom                    Options (#)
                                                    ----------------------------------   ----------------------
                                                         SALARY              BONUS
                                                    ----------------    --------------
George M. Miller, II, Chief                            $  500,000         $       0           1,224,680
   Executive Officer
David M. Traversi,                                        250,000           300,000             382,500
   President
David M. Resha, Chief                                     200,000           175,000             215,000
   Operating Officer

                                                                DIRECTOR FEES
                                                    -----------------------------------
E. Townes Duncan, Director                                         $16,750                        8,000
William D. Eberle, Director                                         14,500                        8,000
Robert A. McCabe, Jr., Director                                     16,750                        8,000
Edward J. Mathias, Director                                         15,250                        8,000
John A. Morris, Jr. Director                                        15,250                            0
Raymond H. Pirtle, Jr., Director                                    15,250                        8,000
Keith M. Thompson, Director                                         14,500                        4,000
L. Edward Wilson, Director                                          14,500                        8,000

-----------------

OPTIONS GRANTED IN LAST FISCAL YEAR

         The following table summarizes certain information regarding stock options granted to the Compensated Persons during fiscal 1998. No stock appreciation rights ("SARs") have been granted by Sirrom.


                                               INDIVIDUAL GRANTS
                          ------------------------------------------------------------      POTENTIAL REALIZABLE VALUE
                            Number of       % of Total                                      AT ASSUMED ANNUAL RATES OF
                           Securities        Options          Exercise                      STOCK PRICE APPRECIATION
                           Underlying       Granted to         or Base        Expir-           FOR OPTION TERM (1)
                             Options       Employee in          Price          ation     -------------------------------
      Name                 Granted (#)     Fiscal Year         ($/Sh)          Date           5%($)           10%($)
      ----                -------------  ----------------    -----------     ---------   -------------------------------
George M. Miller,II             180,000        3.5  %          $ 3.5625      02/03/05     $     540,356   $      927,977
George M. Miller,II              74,056        1.4               3.5625      12/15/05           243,222          437,141
George M. Miller,II              31,572        0.6               3.5625      02/01/06           105,083          190,133
George M. Miller,II              48,056        0.9               3.5625      02/01/06           159,948          289,404
George M. Miller,II             380,996        7.5               3.5625      10/01/06         1,354,407        2,532,644
George M. Miller,II             510,000       10.0               3.5625      10/10/07         1,999,089        3,924,377
David M. Traversi                85,000        1.7               3.5625      04/03/07           317,232          607,747
David M. Traversi               297,500        5.8               3.5625      04/03/07         1,110,313        2,127,115

                                               INDIVIDUAL GRANTS
                          ------------------------------------------------------------      POTENTIAL REALIZABLE VALUE
                            Number of       % of Total                                      AT ASSUMED ANNUAL RATES OF
                           Securities        Options          Exercise                      STOCK PRICE APPRECIATION
                           Underlying       Granted to         or Base        Expir-           FOR OPTION TERM (1)
                             Options       Employee in          Price          ation     -------------------------------
      Name                 Granted (#)     Fiscal Year         ($/Sh)          Date           5%($)           10%($)
      ----                -------------  ----------------    -----------     ---------   -------------------------------
David M. Resha                  172,500        3.4               3.5625      07/05/05           541,085          950,201
David M. Resha                   42,500        0.8               3.5625      08/15/07           164,219          320,086

-----------
(1) Potential realizable value is calculated from a base stock price equal to the relevant exercise price of the options.


TEN-YEAR OPTION REPRICINGS

     In late September, the Sirrom board addressed the issue of the need to reprice employee options in an attempt to retain its employees through the critical transition period that had begun that summer. Most of Sirrom's employees receive a significant portion of their compensation through the issuance of stock options. In late September, all outstanding options were significantly under water, meaning that the fair market value of Sirrom common stock was significantly less than the exercise price. As a result, the options offered these employees no economic incentive to continue their employment. In addition, none of these employees were subject to employment or non-compete agreements to ensure that they would remain with Sirrom. After reviewing these issues in detail and conferring with outside compensation consultants, the board approved the repricing of all employee options. The exercise price of the new options was set at the higher of the closing price on September 25, 1998, the date of Sirrom's press release, and October 5, 1998. These options required the employee to forfeit 15% of the shares granted under the previously issued options and are restricted from being exercised and sold, absent a change of control, for a period of one year from issuance.

     The following table sets forth certain information regarding the repricing of options to purchase Sirrom common stock held by Sirrom's executive officers.

                                                    Number
                                                      of                                                               Length of
                                                    Secur-            Market                                            Original
                                                     ities            Price                                              Option
                                                    Under-           of Stock           Exercise                          Term
                                                     lying           at Time            Price at                       Remaining
                                                    Options             of              Time of          New            at Date
                                                   Repriced         Repricing          Repricing        Exer-              of
                                                      or                or                 or            cise          Repricing
                                                    Amended         Amendment          Amendment        Price              or
       Name                       Date               (#)              ($)                ($)            ($)           Amendment
--------------------       ---------------       -------------    --------------    --------------   ------------    ------------
George M. Miller, II       October 1, 1998          180,000          3.43750            5.50000        3.56250           77 mos.
George M. Miller, II       October 1, 1998           74,056          3.43750            9.25000        3.56250           86 mos.
George M. Miller, II       October 1, 1998           31,572          3.43750            9.31250        3.56250           89 mos.
George M. Miller, II       October 1, 1998           48,056          3.43750            9.31250        3.56250           89 mos.
George M. Miller, II       October 1, 1998          380,996          3.43750           15.00000        3.56250           96 mos.
George M. Miller, II       October 1, 1998          510,000          3.43750           23.87500        3.56250          108 mos.
David M. Traversi          October 1, 1998           85,000          3.43750           13.96875        3.56250          103 mos.
David M. Traversi          October 1, 1998          297,500          3.43750           13.96875        3.56250          103 mos.
David M. Resha             October 1, 1998          172,500          3.43750            6.75000        3.56250           82 mos.
David M. Resha             October 1, 1998           42,500          3.43750           17.00000        3.56250          107 mos.
Carl W. Stratton           October 1, 1998           85,000          3.43750           11.62500        3.56250           91 mos.
Carl W. Stratton           October 1, 1998           42,500          3.43750           15.87500        3.56250           96 mos.
Carl W. Stratton           October 1, 1998           25,500          3.43750           13.96875        3.56250          103 mos.
Carl W. Stratton           October 1, 1998           42,500          3.43750           18.75000        3.56250          108 mos.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Sirrom's directors, executive officers, and persons who beneficially own more than 10% of the Sirrom Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish Sirrom with copies of all Section 16(a) forms they file.

     Based solely on Sirrom's review of the copies of such forms furnished to Sirrom, or written representations from certain reporting persons, Sirrom believes that during fiscal 1998 its officers, directors, and greater than ten percent beneficial owners were in compliance with all applicable filing requirements, except one transaction involving Mr. Miller whereby a Form 4 was filed late and which was corrected by the filing of an amended Form 4.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Of the 75,000,000 shares of Sirrom common stock authorized, there are 37,229,196 shares of Sirrom common stock outstanding and approximately 230 holders of record as of February 8, 1999. Sirrom has no other class of securities outstanding. The following table sets forth certain ownership information as of February 8, 1999 on the Sirrom common stock for each current director, the five most highly compensated officers, the executive officers and directors as a group and those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of the outstanding Sirrom common stock. Unless otherwise indicated, all shares are owned beneficially and of record by each shareholder.


                                                                                                              PERCENTAGE
                                                                                                                  OF
                                                                                           AMOUNT OF         OUTSTANDING
                                                                                             FINOVA           SHARES OF
                                                                     PERCENTAGE OF           COMMON             FINOVA
                                                 AMOUNT OF            OUTSTANDING            STOCK              COMMON
                                               SIRROM COMMON       SHARES OF SIRROM          OWNED              STOCK
                                                STOCK OWNED          COMMON STOCK          AFTER THE            AFTER
NAME AND ADDRESS                                 BEFORE THE             BEFORE             MERGER(2)          THE MERGER
                                                 MERGER(1)            THE MERGER
-----------------------------------------   --------------------  -------------------    --------------    ----------------
The FINOVA Group Inc.....................         5,421,958(3)           14.6%                  885,948          1.4%
   1850 North Central Avenue
   P.O. Box 2209
   Phoenix, AZ 85002-2209
John A. Morris, Jr., M.D.................         4,118,408(4)           11.1                   672,948          1.1
    243 Medical Center South
    2100 Pierce Avenue
    Nashville, TN 37212
SAFECO Asset Management Company..........         6,611,300(5)           13.3                   809,565          1.3
    SAFECO Place
    Seattle, WA   98185
Sirrom Partners, L.P.....................         3,402,296               9.1                   555,935            *
    500 Church Street
    Suite 200
    Nashville, TN 37219
E. Townes Duncan.........................             4,400                 *                       719            *
William D. Eberle........................            27,000                 *                     4,412            *
H. Hiter Harris, III.....................           602,958               1.6                    98,523            *
Edward J. Mathias........................           152,660(6)              *                    24,945            *
Robert A. McCabe, Jr.....................            12,600                 *                     2,059            *
George M. Miller, II.....................         1,630,829(7)            4.2                   266,477            *
Raymond H. Pirtle, Jr....................            73,456                 *                    12,003            *
David M. Resha...........................           215,200(8)              *                    35,164            *
Carl W. Stratton.........................           199,885(9)              *                    32,661            *
Keith M. Thompson........................            51,000(10)             *                     8,333            *
David M. Traversi........................           417,500(11)           1.1                    68,220            *
Christopher H. Williams..................           609,358               1.6                    99,569            *
L. Edward Wilson, P.E....................           143,327(12)             *                    23,420            *
Executive officers and directors,
  as a group (13 persons)................         8,258,581(13)          20.9                 1,349,452          2.2

--------------
 *  Less than one percent.

(1) Pursuant to the rules of the SEC, shares of Sirrom common stock subject to options held by directors and executive officers of Sirrom that are exercisable within 60 days of January 15, 1999 are deemed outstanding for the purposes of computing the director's or executive officer's beneficial ownership and the beneficial ownership of all executive officers and directors as a group.
(2)      Assumes an unadjusted exchange ratio of .1634.
(3) Under the voting agreement, by and among FINOVA and the Sirrom shareholders listed below, FINOVA has the power to vote or restrict the disposition of 6,847,037 shares of Sirrom common stock, or 17.71%, of which 5,421,958 are beneficially owned, not including vested options. The Sirrom shareholders who are parties to the voting agreement include: E. Townes Duncan, William D. Eberle, Edward J. Mathias, Robert
         A. McCabe, Jr., George M. Miller, II, John A. Morris, Jr., M.D., Sirrom Partners, L.P., Raymond H. Pirtle, Jr., Keith M. Thompson, Christopher
         H. Williams, III, and L. Edward Wilson. This information is based on information included in a Schedule 13D filed with the SEC on January 19, 1999.

(4) Includes 3,402,296 shares owned of record by Sirrom Partners, L.P., a limited partnership owned by Dr. Morris and his family, and 716,112 shares owned of record by Sirrom, Ltd., a limited partnership whose general partner is All Scarlet, Inc., a corporation owned 50% by Dr. Morris and 50% by Alfred H. Morris, the brother of Dr. Morris. Dr. Morris has shared voting power and shared investment power for all of these shares.
(5) SAFECO Asset Management Company is an advisor to registered investment companies, including SAFECO Common Stock Trust, that owns 5,184,100 of the shares listed above. SAFECO Asset Management Company has shared voting power and dipositive power over these shares and disclaims beneficial ownership. This information is based on the information included in a Schedule 13GA filed with the SEC on February 10, 1999.
(6) Includes 66,330 shares owned by Mr. Mathias' spouse and 2,000 shares owned by his daughter.
(7) Includes 1,224,680 shares issuable pursuant to certain stock options granted to Mr. Miller. An option for the purchase of 510,000 shares is exercisable as to 102,000 shares and to an additional 102,000 shares on October 10, 1999 and each October 10th thereafter. An option for the purchase of 380,996 shares is exercisable as to 179,292 shares and to an additional 67,235 shares on October 1, 1999 and each October 1st thereafter. An option for the purchase of 48,056 shares is exercisable as to 14,787 shares and to an additional 11,090 shares on February 1, 1999 and each February 1st thereafter. An option for the purchase of 31,572 shares is exercisable as to 13,572 shares and to an additional 6,000 shares on February 1, 1999 and each February 1st thereafter. An option for the purchase of 74,056 shares is exercisable as to 39,877 shares and to an additional 17,090 shares on December 15, 1999 and each December 15th thereafter. An option for the purchase of 180,000 shares is exercisable as to 75,000 shares and to an additional 105,000 shares on August 1, 1999.
(8) Includes 215,000 shares issuable pursuant to certain stock options granted to Mr. Resha. An option for the purchase of 172,500 shares is exercisable as to 110,000 shares and to an additional 31,250 shares on July 5, 1999 and each July 5th thereafter. An option for the purchase of 42,500 shares is exercisable as to 30,000 shares and to an additional 6,250 shares on July 5, 1999 and each July 5th thereafter.
(9) Includes 195,500 shares issuable pursuant to certain stock options granted to Mr. Stratton. An option for the purchase of 25,500 shares is exercisable as to 18,000 shares and to an additional 3,750 shares on October 1, 1999 and each October 1st thereafter. An option for the purchase of 42,500 shares is exercisable as to 30,000 shares and to an additional 6,250 shares on October 1, 1999 and each October 1st thereafter. An option for the purchase of 42,500 shares is exercisable as to 30,000 shares and to an additional 6,250 shares on October 1, 1999 and each October 1st thereafter. An option for the purchase of 85,000 shares is exercisable as to 40,000 shares and to an additional 15,000 shares on April 8, 1999 and each April 8th thereafter.
(10) Includes 28,000 shares owned by Mr. Thompson's wife, as to which Mr. Thompson disclaims beneficial ownership.
(11) Includes 382,500 shares issuable pursuant to certain stock options granted to Mr. Traversi. An option for the purchase of 297,500 shares is exercisable as to 70,000 shares and to an additional 56,875 shares on April 1, 1999 and each April 1st thereafter. An option for the purchase of 85,000 shares is fully exercisable.
(12) Includes 78,328 shares owned by the L.E. and Mary Lou Wilson Revocable Living Trust, of which Mr. Wilson is a trustee, 3,600 shares owned by Mr. Wilson's wife, and 10,400 shares owned by the L.E. Wilson, Sr. Unified Trust of which Mr. Wilson is the trustee. This amount does not include 4,500 shares owned by the Estate of L.E. Wilson, Sr., of which Mr. Wilson is the attorney-in-fact, and Mr. Wilson disclaims beneficial ownership of such shares.
(13) Includes the shares issuable pursuant to the options described in footnotes (7), (8), (9) and (11).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      L. Edward Wilson, a director and shareholder of Sirrom, has entered into a consulting arrangement with Sirrom pursuant to which he is paid $75,000.00 for the business analysis and technical due diligence services he provides with respect to potential portfolio companies and workout situations.

      George M. Miller, II, President, Chief Executive Officer and director of Sirrom, has entered into an aircraft lease agreement with Sirrom pursuant to which he leases an aircraft to Sirrom for $17,000 a month. The aircraft lease is terminable by either party on 90 days' notice.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of the report:

      1.A. The following financial statements are filed herewith:

SIRROM CAPITAL CORPORATION AND SUBSIDIARIES
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1997 and 1998
Consolidated Statements of Operations for the Years Ended December 31,
  1996, 1997 and 1998
Consolidated Statements of Changes in Partners' Capital and Shareholders' Equity
  for the Years Ended December 31, 1996, 1997 and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1996, 1997 and 1998
Notes to Consolidated Financial Statements
Quarterly Financial Information for the Years 1997 and 1998
  (unaudited)
Consolidated Portfolio of Investments
  As of December 31, 1997
  As of December 31, 1998

         B. The Report of Independent Public Accountants with respect to the foregoing financial statements is filed herewith.

2.       No financial statement schedules of Sirrom are filed herewith because
         (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated herein by reference as set forth below:

2. EXHIBITS.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
2.1         --      Acquisition Agreement by and among Sirrom, Sirrom Capital
                    Acquisition Corporation, Sirrom, Ltd., Harris Williams & Co., L.P.
                    and Harris Williams & Co. dated as of May 16, 1996 (incorporated by reference to Exhibit k.9 to Sirrom's Registration Statement on Form
                    N-2 (File No. 333-4023), filed with the Commission on May 17, 1996)

2.2         --      Agreement & Plan of Merger, dated as of January 6, 1999 by and among the FINOVA Group, Inc. and  Sirrom Capital
                    Corporation (incorporated by reference to Exhibit 2.1 to
                    Sirrom's report on Form 8-K filed with the Commission on
                    January 20, 1999)

3.1         --      Amended and Restated Charter of Sirrom (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form
                    S-8, filed with the Commission on April 30, 1998)

3.2         --      Bylaws of Sirrom (incorporated by reference to exhibit b. contained in the Registrant's Registration Statement on Form N-2, as amended
                    (File No. 33-86680), filed with the Commission on November 23,
                    1994)

EXHIBIT
NUMBER                                        DESCRIPTION
-------                                       -----------
3.3         --      Amendment No. 1 to Bylaws (incorporated by reference to the
                    Registrant's Quarterly Report on Form 10-Q for the period ended
                    March 30, 1995 filed with the Commission on May 12, 1995)


3.4         --      Amendment No. 2 to Bylaws


4.1         --      Instruments defining rights of holders of securities: See Paragraph
                    6 of Sirrom's Amended and Restated Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on
                    Form 10-Q for the period ending September 30, 1996, filed with the
                    Commission on November 14, 1996)

4.2         --      Equity Holders Agreement dated as of November 1, 1994 by and among the Partnership and the other signatories thereto (incorporated by reference to the corresponding exhibit contained in the
                    Registrant's Registration Statement on Form N-2, as amended (File
                    No. 33-86680), filed with the Commission on November 23, 1994)

4.3         --      Amended and Restated Dividend Reinvestment Plan of Sirrom
                    (incorporated by reference to the exhibits to Sirrom's Registration
                    Statement on Form N-2 (File No. 333-46051) filed with the
                    Commission on February 11, 1998)

10.4        --      Amended and Restated Security Agreement dated as of August 16,
                    1996, by and between SII and the SBA (incorporated by reference to
                    Exhibit 7.10 to SII's Post-Effective Amendment No. 1 to
                    Registration Statement on Form N-5 (File No. 811-7779), filed with the Commission on November 7, 1996)

10.5        --      Amended and Restated Pledge Agreement dated as of August 16, 1996, by and between SII and the SBA (incorporated by reference to
                    Exhibit 7.11 to SII's Post-Effective Amendment No. 1 to
                    Registration Statement on Form N-5 (File No. 811-7779), filed with the Commission on November 7, 1996)

10.6        --      Guaranty Agreement dated August 16, 1996 by and between Sirrom and the SBA (incorporated by reference to Sirrom's Quarterly Report on
                    Form 10-Q for the period ending September 30, 1996, filed with the
                    Commission on November 14, 1996)

10.7        --      Master Trust Indenture and Security Agreement Supplement dated as of December 31, 1996, by and between SFC as Issuer, Sirrom as
                    Servicer, First Trust National Association as Trustee and ING
                    Baring (U.S.) Capital Markets, Inc. (incorporated by reference to
                    Exhibit f.12 to Sirrom's Registration Statement on Form N-2 (File
                    No. 333-19493), filed with the Commission on January 9, 1997)

10.8        --      Revolving Note, Series 1996-1 dated December 31, 1996, with a principal amount of $100,000,000 made by SFC in favor of First
                    Trust National Association (incorporated by reference to Exhibit
                    f.13 to Amendment No. 1 to Sirrom's Registration Statement on Form
                    N-2 (File No. 333-19493), filed with the Commission on January 23,
                    1997)

EXHIBIT
NUMBER                                             DESCRIPTION
-------                                            -----------
10.9        --      Loan Sale and Contribution Agreement dated as of December 31, 1996, by and between Sirrom as Originator and Servicer and SFC as Buyer
                    (incorporated by reference to Exhibit f.14 to Sirrom's Registration
                    Statement on Form N-2 (File No. 333-19493), filed with the
                    Commission on January 9, 1997)

10.10       --      Custodial Agreement dated as of December 31, 1996, by and among
                    SFC, Sirrom, First Trust National Association and ING Baring (U.S.)
                    Capital Markets, Inc. (incorporated by reference to Exhibit f.15 to
                    Sirrom's Registration Statement on Form N-2 (File No. 333-19493),
                    filed with the Commission on January 9, 1997)

10.11       --      Backup Servicing Agreement dated as of December 31, 1996, by and among First Trust National Association, Sirrom and ING Baring
                    (U.S.) Capital Markets, Inc. (incorporated by reference to Exhibit
                    f.16 to Sirrom's Registration Statement on Form N-2 (File No.
                    333-19493), filed with the Commission on January 9, 1997)

10.12       --      Fee Agreement dated as of December 31, 1996, by and among Sirrom,
                    SFC, and ING Baring (U.S.) Capital Markets, Inc. (incorporated by reference to Exhibit f.17 to Sirrom's Registration Statement on
                    Form N-2 (File No. 333-19493), filed with the Commission on January
                    9, 1997)

10.13       --      Master Trust Indenture and Security Agreement dated as of December
                    31, 1996, by and among SFC as Issuer, Sirrom as Servicer and First
                    Trust National Association as Trustee (incorporated by reference to
                    Exhibit k.3 to Sirrom's Registration Statement on Form N-2 (File
                    No. 333-19493), filed with the Commission on January 9, 1997)

10.14*      --      Amended and Restated 1994 Employee Stock Option Plan of Sirrom
                    (incorporated by reference to the corresponding exhibit contained in the Registrant's Registration Statement on Form N-2, as amended
                    (File No. 33-86680), filed with the Commission on November 23,
                    1994)

10.15       --      Form of Indemnification Agreement (incorporated by reference to the corresponding exhibit contained in the Registrant's Registration
                    Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

10.16*      --      1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the corresponding exhibit in the Registrant's
                    Registration Statement on Form N-2, as amended (File No. 33-95394), filed with the Commission on August 3, 1995)

10.17*      --      1996 Incentive Stock Option Plan (incorporated by reference to
                    Exhibit 10.3 in the Registrant's Financial Report on Form 10-K for
                    the year ended December 31, 1995, filed with the Commission on
                    March 29, 1996)

10.18*      --      Amendment No. 1 to 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.28 in the Registrant's Form 10-K for the
                    year ended December 31, 1997, filed with the Commission on March
                    26, 1997)

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
10.19    --        Custodial Services Agreement with First American Trust Company dated March 13, 1992 (incorporated by reference to the
                   corresponding exhibit contained in the Registrant's Registration
                   Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

10.20    --        Custodial Services Agreement Supplement with First American Trust
                   Company dated January 16, 1995 (incorporated by reference to the corresponding exhibit contained in the Registrant's Registration
                   Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

10.21    --        ISDA Master Agreement dated as of September 13, 1995, by and between Sirrom and First Union National Bank (incorporated by reference to Sirrom's Quarterly Report on Form 10-Q for the period ending September 30, 1995 filed with the Commission on November 15,
                   1995)

10.22    --        ISDA Master Agreement dated as of November 26, 1996, by and between
                   Sirrom and NationsBank, N.A. (incorporated by reference to Exhibit
                   f.18 to Sirrom's Registration Statement on Form N-2 (File No.
                   333-19493), filed with the Commission on January 9, 1997)

10.23    --        ISDA Credit Support Annex to the Schedule to the ISDA Master
                   Agreement dated as of November 26, 1996, by and between Sirrom and
                   NationsBank, N.A. (incorporated by reference to the exhibits to
                   Sirrom's Registration Statement on Form N-2 (File No. 333-46051),
                   filed with the Commission on February 11, 1998)

10.24    --        Joint Venture Agreement dated as of January 17, 1997 by and among
                   Sirrom, TD and SCC Canada, Inc. (incorporated by reference to
                   Exhibit k.3 to Amendment No. 1 to Sirrom's Registration Statement
                   on Form N-2 (File No. 333-19493), filed with the Commission on
                   January 23, 1997)

10.25    --        Selling Shareholder Indemnification Agreement dated as of
                   December 11, 1998 by and among Sirrom and Christopher Williams


10.26    --        Selling Shareholder Indemnification Agreement dated as of December
                   11, 1998 by and among Sirrom and H. Hiter Harris, III

10.27    --        Letter Agreement, dated as of May 7, 1998, by and between
                   the Company and Chase Bank of Texas National Association
                   regarding Rate Cellar Transaction (incorporated by reference to Sirrom's Quarterly Report on Form 10-Q for the period
                   ending June 30, 1998)

10.28    --        Letter Agreement, dated as of May 7, 1998, by and between
                   the Company and Chase Bank of Texas National Association
                   regarding Swap Transaction (incorporated by reference to
                   Sirrom's Quarterly Report on Form 10-Q for the period ending
                   June 30, 1998)

10.29    --        Amendment No. 1 to the Series 1996-1 Supplement, dated as
                   of March 31, 1998, by and among SFC, SCC, First Trust
                   National Association and ING (incorporated by reference to
                   Sirrom's Quarterly Report on Form 10-Q for the period ending
                   June 30, 1998)


EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
10.30    --        Amended and Restated Revolving Note, Series 1996-1, dated
                   as of March 31, 1998 with a principal amount of $200,000,000 made by SFC in favor of Holland Limited Securitization, Inc.
                   (incorporated by reference to Sirrom's Quarterly Report on
                   Form 10-Q for the period ending June 30, 1998)

21       --        Subsidiaries of Sirrom

23       --        Consent of Arthur Andersen LLP

27       --        Financial Data Schedule (for SEC use only)

* Compensation Plans

(b)      Reports on Form 8-K.

         Sirrom filed a Report on Form 8-K on January 20, 1999, reporting item concerning the Merger of Sirrom into a wholly-owned subsidiary of FINOVA.

(c)      Exhibits. See the exhibits filed herewith.

(d)      Additional Schedules. None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Nashville, Tennessee, on this 17th day of February, 1999.

                                               SIRROM CAPITAL CORPORATION

                                               By: /s/ George M. Miller, II
                                                  ------------------------------
                                                       George M. Miller, II
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                NAME                          TITLE                                DATE
                ----                          -----                                ----
/s/ John A. Morris, Jr., M.D.
-----------------------------       Chairman of the Board                  February 17, 1999
John A. Morris, Jr., M.D.                 and Director

/s/ George M. Miller, II
-----------------------------       Chief Executive Officer,               February 17, 1999
George M. Miller, II                 and Director (Principal
                                       Executive Officer)
/s/ David M. Traversi
-----------------------------               President                      February 17, 1999
David M. Traversi

/s/ Carl W. Stratton
-----------------------------        Chief Financial Officer               February 17, 1999
Carl W. Stratton                      (Principal Financial
                                     and Accounting Officer)
/s/ E. Townes Duncan
-----------------------------               Director                       February 17, 1999
E. Townes Duncan

/s/ William D. Eberle
-----------------------------               Director                       February 17, 1999
William D. Eberle

/s/ Edward J. Mathias
-----------------------------               Director                       February 17, 1999
Edward J. Mathias

/s/ Robert A. McCabe, Jr.
-----------------------------               Director                       February 17, 1999
Robert A. McCabe, Jr.

/s/ Raymond H. Pirtle, Jr.
-----------------------------               Director                       February 17, 1999
Raymond H. Pirtle, Jr.

/s/ Keith M. Thompson
-----------------------------               Director                       February 17, 1999
Keith M. Thompson

/s/ Christopher H. Williams
-----------------------------               Director                       February 17, 1999
Christopher H. Williams

/s/ L. Edward Wilson
-----------------------------               Director                       February 17, 1999
L. Edward Wilson

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
2.1         --      Acquisition Agreement by and among Sirrom, Sirrom Capital
                    Acquisition Corporation, Sirrom, Ltd., Harris Williams & Co., L.P.
                    and Harris Williams & Co. dated as of May 16, 1996 (incorporated by reference to Exhibit k.9 to Sirrom's Registration Statement on Form
                    N-2 (File No. 333-4023), filed with the Commission on May 17, 1996)

2.2         --      Agreement & Plan of Merger, dated as of January 6, 1999 by and among the FINOVA Group, Inc. and  Sirrom Capital
                    Corporation (incorporated by reference to Exhibit 2.1 to
                    Sirrom's report on Form 8-K filed with the Commission on
                    January 20, 1999)

3.1         --      Amended and Restated Charter of Sirrom (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form
                    S-8, filed with the Commission on April 30, 1998)

3.2         --      Bylaws of Sirrom (incorporated by reference to exhibit b. contained in the Registrant's Registration Statement on Form N-2, as amended
                    (File No. 33-86680), filed with the Commission on November 23,
                    1994)

3.3         --      Amendment No. 1 to Bylaws (incorporated by reference to the
                    Registrant's Quarterly Report on Form 10-Q for the period ended
                    March 30, 1995 filed with the Commission on May 12, 1995)

3.4         --      Amendment No. 2 to Bylaws

4.1         --      Instruments defining rights of holders of securities: See Paragraph
                    6 of Sirrom's Amended and Restated Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on
                    Form 10-Q for the period ending September 30, 1996, filed with the
                    Commission on November 14, 1996)

4.2         --      Equity Holders Agreement dated as of November 1, 1994 by and among the Partnership and the other signatories thereto (incorporated by reference to the corresponding exhibit contained in the
                    Registrant's Registration Statement on Form N-2, as amended (File
                    No. 33-86680), filed with the Commission on November 23, 1994)

4.3         --      Amended and Restated Dividend Reinvestment Plan of Sirrom
                    (incorporated by reference to the exhibits to Sirrom's Registration
                    Statement on Form N-2 (File No. 333-46051) filed with the
                    Commission on February 11, 1998)

10.4        --      Amended and Restated Security Agreement dated as of August 16,
                    1996, by and between SII and the SBA (incorporated by reference to
                    Exhibit 7.10 to SII's Post-Effective Amendment No. 1 to
                    Registration Statement on Form N-5 (File No. 811-7779), filed with the Commission on November 7, 1996)

10.5        --      Amended and Restated Pledge Agreement dated as of August 16, 1996, by and between SII and the SBA (incorporated by reference to
                    Exhibit 7.11 to SII's Post-Effective Amendment No. 1 to
                    Registration Statement on Form N-5 (File No. 811-7779), filed with the Commission on November 7, 1996)

10.6        --      Guaranty Agreement dated August 16, 1996 by and between Sirrom and the SBA (incorporated by reference to Sirrom's Quarterly Report on
                    Form 10-Q for the period ending September 30, 1996, filed with the
                    Commission on November 14, 1996)

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
10.7        --      Master Trust Indenture and Security Agreement Supplement dated as of December 31, 1996, by and between SFC as Issuer, Sirrom as
                    Servicer, First Trust National Association as Trustee and ING
                    Baring (U.S.) Capital Markets, Inc. (incorporated by reference to
                    Exhibit f.12 to Sirrom's Registration Statement on Form N-2 (File
                    No. 333-19493), filed with the Commission on January 9, 1997)

10.8        --      Revolving Note, Series 1996-1 dated December 31, 1996, with a principal amount of $100,000,000 made by SFC in favor of First
                    Trust National Association (incorporated by reference to Exhibit
                    f.13 to Amendment No. 1 to Sirrom's Registration Statement on Form
                    N-2 (File No. 333-19493), filed with the Commission on January 23,
                    1997)

10.9        --      Loan Sale and Contribution Agreement dated as of December 31, 1996, by and between Sirrom as Originator and Servicer and SFC as Buyer
                    (incorporated by reference to Exhibit f.14 to Sirrom's Registration
                    Statement on Form N-2 (File No. 333-19493), filed with the
                    Commission on January 9, 1997)

10.10       --      Custodial Agreement dated as of December 31, 1996, by and among
                    SFC, Sirrom, First Trust National Association and ING Baring (U.S.)
                    Capital Markets, Inc. (incorporated by reference to Exhibit f.15 to
                    Sirrom's Registration Statement on Form N-2 (File No. 333-19493),
                    filed with the Commission on January 9, 1997)

10.11       --      Backup Servicing Agreement dated as of December 31, 1996, by and among First Trust National Association, Sirrom and ING Baring
                    (U.S.) Capital Markets, Inc. (incorporated by reference to Exhibit
                    f.16 to Sirrom's Registration Statement on Form N-2 (File No.
                    333-19493), filed with the Commission on January 9, 1997)

10.12       --      Fee Agreement dated as of December 31, 1996, by and among Sirrom,
                    SFC, and ING Baring (U.S.) Capital Markets, Inc. (incorporated by reference to Exhibit f.17 to Sirrom's Registration Statement on
                    Form N-2 (File No. 333-19493), filed with the Commission on January
                    9, 1997)

10.13       --      Master Trust Indenture and Security Agreement dated as of
                    December 31, 1996, by and among SFC as Issuer, Sirrom as
                    Servicer and First Trust National Association as Trustee
                    (incorporated by reference to Exhibit k.3 to Sirrom's
                    Registration Statement on Form N-2 (File No. 333-19493),
                    filed with the Commission on January 9, 1997)

10.14*      --      Amended and Restated 1994 Employee Stock Option Plan of
                    Sirrom (incorporated by reference to the corresponding
                    exhibit contained in the Registrant's Registration Statement on Form N-2, as amended (File No. 33-86680), filed with the
                    Commission on November 23, 1994)

10.15       --      Form of Indemnification Agreement (incorporated by reference to the corresponding exhibit contained in the Registrant's
                    Registration Statement on Form N-2, as amended (File No.
                    33-86680), filed with the Commission on November 23, 1994)

10.16*      --      1995 Stock Option Plan for Non-Employee Directors
                    (incorporated by reference to the corresponding exhibit in the Registrant's Registration Statement on Form N-2, as
                    amended (File No. 33-95394), filed with the Commission on
                    August 3, 1995)

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
10.17*      --      1996 Incentive Stock Option Plan (incorporated by reference to
                    Exhibit 10.3 in the Registrant's Financial Report on Form 10-K for
                    the year ended December 31, 1995, filed with the Commission on
                    March 29, 1996)

10.18*      --      Amendment No. 1 to 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.28 in the Registrant's Form 10-K for the
                    year ended December 31, 1997, filed with the Commission on March
                    26, 1997)

10.19       --      Custodial Services Agreement with First American Trust Company dated March 13, 1992 (incorporated by reference to the
                    corresponding exhibit contained in the Registrant's Registration
                    Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

10.20       --      Custodial Services Agreement Supplement with First American Trust
                    Company dated January 16, 1995 (incorporated by reference to the corresponding exhibit contained in the Registrant's Registration
                    Statement on Form N-2, as amended (File No. 33-86680), filed with the Commission on November 23, 1994)

10.21       --      ISDA Master Agreement dated as of September 13, 1995, by and between Sirrom and First Union National Bank (incorporated by reference to Sirrom's Quarterly Report on Form 10-Q for the period ending September 30, 1995 filed with the Commission on November 15,
                    1995)

10.22       --      ISDA Master Agreement dated as of November 26, 1996, by and between
                    Sirrom and NationsBank, N.A. (incorporated by reference to Exhibit
                    f.18 to Sirrom's Registration Statement on Form N-2 (File No.
                    333-19493), filed with the Commission on January 9, 1997)

10.23       --      ISDA Credit Support Annex to the Schedule to the ISDA Master
                    Agreement dated as of November 26, 1996, by and between Sirrom and
                    NationsBank, N.A. (incorporated by reference to the exhibits to
                    Sirrom's Registration Statement on Form N-2 (File No. 333-46051),
                    filed with the Commission on February 11, 1998)

10.24       --      Joint Venture Agreement dated as of January 17, 1997 by and among
                    Sirrom, TD and SCC Canada, Inc. (incorporated by reference to
                    Exhibit k.3 to Amendment No. 1 to Sirrom's Registration Statement
                    on Form N-2 (File No. 333-19493), filed with the Commission on
                    January 23, 1997)

10.25       --      Selling Shareholder Indemnification Agreement dated as of December
                    11, 1998 by and among Sirrom and Christopher Williams


10.26       --      Selling Shareholder Indemnification Agreement dated as of December
                    11, 1998 by and among Sirrom and H. Hiter Harris, III

10.27       --      Letter Agreement, dated as of May 7, 1998, by and between
                    the Company and Chase Bank of Texas National Association
                    regarding Rate Cellar Transaction (incorporated by reference to Sirrom's Quarterly Report on Form 10-Q for the period
                    ending June 30, 1998)

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
10.28       --      Letter Agreement, dated as of May 7, 1998, by and between
                    the Company and Chase Bank of Texas National Association
                    regarding Swap Transaction (incorporated by reference to
                    Sirrom's Quarterly Report on Form 10-Q for the period ending
                    June 30, 1998)

10.29       --      Amendment No. 1 to the Series 1996-1 Supplement, dated as
                    of March 31, 1998, by and among SFC, SCC, First Trust
                    National Association and ING (incorporated by reference to
                    Sirrom's Quarterly Report on Form 10-Q for the period ending
                    June 30, 1998)

10.30       --      Amended and Restated Revolving Note, Series 1996-1, dated
                    as of March 31, 1998 with a principal amount of $200,000,000 made by SFC in favor of Holland Limited Securitization, Inc.
                    (incorporated by reference to Sirrom's Quarterly Report on
                    Form 10-Q for the period ending June 30, 1998)

21          --      Subsidiaries of Sirrom

23          --      Consent of Arthur Andersen LLP

27          --      Financial Data Schedule (for SEC use only)

* Compensation Plans

(b)         Reports on Form 8-K.

            Sirrom filed a Report on Form 8-K on January 20, 1999, reporting item concerning the Merger of Sirrom into a wholly-owned subsidiary of FINOVA.

(c)         Exhibits. See the exhibits filed herewith.

(d)         Additional Schedules. None.