Form 10-K/A
period 1998-12-31
SIRROM CAPITAL CORP
filed 1999-03-15
CIK 933166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                                    PART II


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

Schedule of realized gains (losses) for the year ended December 31, 1998 -- (continued)


                                                                      Year Ended
                                                                     December 31,
                                                                         1998
                                                                    -------------
                                                                    (in thousands)

Home Link Services, Inc. preferred stock                              (1,000)
Newfoundland Career Academy, Ltd. loan                                (1,160)
Champion Glove Manufacturing, Inc. loan                               (1,250)
Hancock Company other investment                                      (1,400)
Workout expenses                                                      (1,538)
NRI Service and Supply, L.P. loan                                     (1,550)
IJL Holdings, Inc. loan                                               (1,600)
IOL 2000/Suncoast Medical Group loan                                  (1,628)
Wearever Health Products, LLC loan                                    (1,650)
Saraventures Fixtures, Inc. preferred stock                           (1,659)
Multimedia 2000, Inc. common and preferred stock                      (2,085)
Aero Products Corporation loan                                        (2,300)
Nationwide Engine Supply, Inc. loan                                   (2,300)
Summit Publishing Group, Ltd loan                                     (2,375)
Vision 2000, Inc. loan                                                (2,403)
Amscot Holdings, Inc. loan                                            (2,437)
SWS6, Inc. preferred stock                                            (2,449)
GC Management, Inc. loan                                              (2,500)
Valdawn Watch Company loan                                            (3,022)
Digital Transmission Systems, Inc. loan                               (3,500)
Vision 2000, Inc. common and preferred stock                          (4,247)
Fypro, Inc. preferred stock                                           (4,659)
Fulcrum Direct, Inc. loan                                             (5,000)
Mesa International, Inc. loan                                         (5,667)
Saraventures Fixtures, Inc. loan                                      (8,478)
Precision Panel, Inc. loan                                            (8,892)
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Nashville, Tennessee, on this 15th day of March, 1999.

                                               SIRROM CAPITAL CORPORATION

                                               By: /s/ George M. Miller, II
                                                  ------------------------------
                                                       George M. Miller, II
                                                       Chief Executive Officer